Form 10QSB
period 2007-10-31
Nevwest Explorations Corp.
filed 2007-12-17
CIK 1410012

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007


                           NEVWEST EXPLORATIONS CORP.
              (Exact name of small business issuer in its charter)

            Nevada                       333-146627              26-0582528
(State or other jurisdiction of         (Commission            (IRS Employer
 incorporation or organization)         File Number)         Identification No.)

                         6600 W. Charleston, Suite 140A5
                               Las Vegas, NV 89146
                    (Address of principal executive offices)

                     Issuer's telephone number: 702-993-7424

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of October 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2007, prepared by the company, immediately follow.

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                  October 31,         July 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    902           $ 15,000
                                                                   --------           --------

TOTAL ASSETS                                                       $    902           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $      0           $    590
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2007 and July 31, 2007                           3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (14,098)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              902             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    902           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                              Statement of Expenses
--------------------------------------------------------------------------------


                                                                  July 24, 2007
                                             Three Months          (inception)
                                                Ended               through
                                              October 31,          October 31,
                                                 2007                 2007
                                              ----------           ----------
PROFESSIONAL FEES                             $    3,500           $    3,500
GENERAL & ADMINISTRATIVE EXPENSES                  2,258                2,848
PROPERTY EXPENDITURES                              7,750                7,750
                                              ----------           ----------

NET LOSS                                      $  (13,508)          $  (14,098)
                                              ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)
                                              ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    3,000,000
                                              ==========


                       See Notes to Financial Statements

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                        July 24, 2007
                                                                     Three Months        (inception)
                                                                        Ended             through
                                                                      October 31,        October 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,508)          $(14,098)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable                               (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,098)           (14,098)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                   --             15,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                       --------           --------

NET INCREASE IN CASH                                                    (14,098)               902

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $    902           $    902
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
  Interest                                                             $     --           $     --
  Income Taxes                                                         $     --           $     --


                       See Notes to Financial Statements

                           NEVWEST EXPLORATIONS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nevwest Explorations Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nevwest's report filed with the SEC elsewhere in this Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Nevwest will continue to realize its assets and discharge its liabilities in the normal course of business. Nevwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nevwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nevwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2007, Nevwest has accumulated losses of $14,098 since inception. These factors raise substantial doubt regarding Nevwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nevwest be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $13,508 for the three months ended October 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through October 31, 2007 was $14,098.

Cash provided by financing activities for the period from inception (July 24, 2007) through October 31, 2007 was $15,000, pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2007 was $902. In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146627 which became effective on November 9, 2007. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Our exploration target is to find exploitable gold, silver or other minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claims to production. We are unable to assure investors we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Our plan of operation for the twelve months following funding is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with compliance with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $60,000. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report on our property. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The program is expected to take four weeks to complete
including the turn around time on sample analyses. The
estimated cost for this program is all inclusive                    $  9,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. The program is expected to take two
weeks to complete. The estimated cost includes
transportation, travel, accommodation, board, grid
installation, two geophysical surveys, maps and report                10,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 programs. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                          30,000
                                                                    --------

                                                   Total            $ 50,000
                                                                    ========

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the spring of 2008. We expect this phase to take four weeks to complete.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 2 weeks to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 5 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in early summer 2008 and phase 3 in late summer or early fall 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our July 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-146627.

USE OF ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended July 31, 2007, there were no potentially dilutive securities outstanding.

CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, Nevwest considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2007, cash consisted of funds in the Nevwest bank account.

MINERAL PROPERTY COSTS. Nevwest has been in the exploration stage since its formation on July 24, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

INCOME TAXES. Nevwest recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Nevwest provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. Nevwest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-146627, at the SEC website at www.sec.gov:

     Exhibit No.                        Description
     -----------                        -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Sec. 302 Certification of Principal Executive Officer
       31.2           Sec. 302 Certification of Principal Financial Officer
       32.1           Sec. 906 Certification of Principal Executive Officer
       32.2           Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2007                Nevwest Explorations Corp.


                                    /s/ Albert Abah
                                    --------------------------------------------
                                 By: Albert Abah
                                     (Chief Executive Officer, Chief Financial
                                     Officer, Principal Accounting Officer,
                                     President, Secretary, Treasurer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Albert Abah                                                December 12, 2007
-------------------------------------                          -----------------
Albert Abah, President & Director                                    Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)