Form 10-Q
period 2008-01-31
Nevwest Explorations Corp.
filed 2008-03-17
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-146627


                           NEVWEST EXPLORATIONS CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                         6600 W. Charleston, Suite 140A5
                               Las Vegas, NV 89146
          (Address of principal executive offices, including zip code.)

                                  702-993-7424
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                  January 31,          July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 10,093           $ 15,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,093           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 10,000           $    590
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            10,000                590

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2008 and July 31, 2007                           3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (14,907)              (590)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               93             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,093           $ 15,000
                                                                   ========           ========


                     See notes to the financial statements.

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                      July 24, 2007
                                             Three Months          Six Months          (inception)
                                                Ended                Ended               through
                                              January 31,          January 31,          January 31,
                                                 2008                 2008                 2008
                                              ----------           ----------           ----------
PROFESSIONAL FEES                             $      809           $    3,500           $    3,500
GENERAL & ADMINISTRATIVE EXPENSES                     --                3,067                3,657
PROPERTY EXPENDITURES                                 --                7,750                7,750
                                              ----------           ----------           ----------

NET LOSS                                      $     (809)          $  (14,317)          $  (14,907)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000            3,000,000
                                              ==========           ==========


                     See notes to the financial statements.

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                       July 24, 2007
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                      January 31,        January 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,317)          $(14,907)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                (590)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,907)           (14,907)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                   --             15,000
  Accounts Payable                                                       10,000             10,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            10,000             25,000
                                                                       --------           --------

NET INCREASE IN CASH                                                     (4,907)            10,093

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 10,093           $ 10,093
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --

  Income Taxes                                                         $     --           $     --


                     See notes to the financial statements.

                           NEVWEST EXPLORATIONS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nevwest Explorations Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nevwest's Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Nevwest will continue to realize its assets and discharge its liabilities in the normal course of business. Nevwest has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Nevwest as a going concern is dependent upon the continued financial support from its shareholders, the ability of Nevwest to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2008, Nevwest has accumulated losses of $14,907 since inception. These factors raise substantial doubt regarding Nevwest's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Nevwest be unable to continue as a going concern.

NOTE 3. ACCOUNTS PAYABLE

In January 2008, Nevwest received completed subscription agreements in its "all or nothing" SB-2 offering. The subscription agreements were for 500,000 shares of its common stock from 3 investors at $0.02 per share, or $10,000 cash. As the offering is "all or nothing", the funds are recorded as a liability until such time as the offering is completed and in the event the offering is not completed the funds will be returned to the investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $809 and $14,317 for the three and six months ended January 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement and required quarterly reports.

Our net loss from inception through January 31, 2008 was $14,907.

Cash provided by financing activities for the period from inception (July 24, 2007) through January 31, 2008 was $15,000, pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $10,093. In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146627 which became effective on November 9, 2007. In January 2008, we received completed subscription agreements in our "all or nothing" SB-2 offering. The subscription agreements were for 500,000 shares of common stock from 3 investors at $0.02 per share, or $10,000 cash. As the offering is "all or nothing", the funds are recorded as a liability until such time as the offering is completed and in the event the offering is not completed the funds will be returned to the investors. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-146627, at the SEC website at www.sec.gov:

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 12, 2008                   Nevwest Explorations Corp.


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


/s/ Albert Abah                                                March 12, 2008
-------------------------------------                          --------------
Albert Abah, President & Director                                   Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)