Form 10-Q
period 2008-04-30
Nevwest Explorations Corp.
filed 2008-06-06
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

                        Commission file number 333-146627


                           NEVWEST EXPLORATIONS CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                         6600 W. Charleston, Suite 140A5
                               Las Vegas, NV 89146
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of April 30, 2008

ITEM 1. FINANCIAL STATEMENTS

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   April 30,          July 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 53,630           $ 15,000
  Deposits                                                            4,750                 --
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                 58,380             15,000
                                                                   --------           --------

TOTAL ASSETS                                                       $ 58,380           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,400           $    590
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                             1,400                590

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 6,000,000 and 3,000,000 shares issued and
   outstanding as of April 30, 2008 and July 31, 2007                 6,000              3,000
  Additional paid-in capital                                         69,000             12,000
  Deficit accumulated during exploration stage                      (18,020)              (590)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           56,980             14,410
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 58,380           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------


                                                                                       July 24, 2007
                                             Three Months          Nine Months          (inception)
                                                Ended                Ended                through
                                               April 30,            April 30,            April 30,
                                                 2008                 2008                 2008
                                              ----------           ----------           ----------
PROFESSIONAL FEES                             $    1,400           $    4,900           $    4,900
GENERAL & ADMINISTRATIVE EXPENSES                  1,713                4,780                5,370
PROPERTY EXPENDITURES                                 --                7,750                7,750
                                              ----------           ----------           ----------

NET LOSS                                      $   (3,113)          $  (17,430)          $  (18,020)
                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)          $    (0.01)
                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,766,667            3,251,825
                                              ==========           ==========


                       See Notes to Financial Statements

                           NEVWEST EXPLORATIONS CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                        July 24, 2007
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                       April 30,          April 30,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(17,430)          $(18,020)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable                                810              1,400
     (Increase) decrease in Deposits                                     (4,750)            (4,750)
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,370)           (21,370)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                               60,000             75,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             75,000
                                                                       --------           --------

NET INCREASE IN CASH                                                     38,630             53,630

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 53,630           $ 53,630
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
  Income Taxes                                                         $     --           $     --


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

NOTE 2. COMMON STOCK

During the three months ended April 30, 2008, Nevwest sold 3,000,000 common shares for $60,000 cash.

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

We incurred operating expenses of $3,113 and $17,430 for the three and nine months ended April 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement and required quarterly reports.

Our net loss from inception through April 30, 2008 was $18,020.

Cash provided by financing activities for the period from inception (July 24, 2007) through April 30, 2008 was $75,000, $15,000 pursuant to the sale of 3,000,000 shares of common stock issued to our director for $0.005 per share and $60,000 pursuant to the sale of 3,000,000 registered shares of common stock issued to 28 unaffiliated shareholders for $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $53,630. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146627 which became effective on November 9, 2007. On April 8, 2008, we closed the offering with total proceeds of $60,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional

$8,000 on professional fees, including fees payable in connection with compliance with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $58,000. We have paid the geologist a deposit of $4,750 to proceed with the first phase of the exploration program.

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
                                                                    ========

We have given the geologist a deposit of $4,750 to commence Phase 1 of the exploration program on the claims. We expect this phase to take four weeks to complete.

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

June 4, 2008             Nevwest Explorations Corp.


                             /s/ Albert Abah
                             ---------------------------------------------------
                         By: Albert Abah
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Albert Abah                                                June 4, 2008
-----------------------------------------                      ------------
Albert Abah, President & Director                                   Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)