Form 10-K
period 2008-07-31
Baron Energy Inc.
filed 2008-10-09
CIK 1410012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

Commission file number 333-146627

BARON ENERGY INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0582528
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1081 S. Cimarron, Unit #B5
Las Vegas, NV 89145
(Address of Principal Executive Offices & Zip Code)

702-993-7424
(Telephone Number)

Nevwest Explorations Corp.
(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No  ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting
☐	☐	(Do not check if a smaller reporting	company ☑
company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

     As of July 31, 2008, the registrant had 12,000,000 shares of common stock issued and outstanding, and at September 30, 2008, the registrant had 12,700,000 shares outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 15, 2008.

BARON ENERGY INC.
TABLE OF CONTENTS

Part I

Item 1. Business

General Information

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this annual report. In this report, unless the context otherwise denotes, references to “we”, “us”, “our”, “Company”, “Baron” and “Baron Energy” are to Baron Energy Inc. (formerly Nevwest Explorations Corp.).

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008 we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 1081 S. Cimarron, Unit #B5, Las Vegas, NV 89145. The telephone and fax number is (702)993-7424.

Cash provided by financing activities for the period from inception (July 24, 2007) through July 31, 2008 was $75,000, $15,000 pursuant to the sale of 6,000,000 shares of common stock issued to our director for $0.0025 per share and $60,000 pursuant to the sale of 6,000,000 registered shares of common stock issued to 28 unaffiliated shareholders for $0.01 per share.

Our financial statements from inception (July 24, 2007) through the year ended July 31, 2008 report no revenues and a net loss of $20,496.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 12,000,000 common shares issued and outstanding as of July 31, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 6,000,000 shares at a price of $0.01 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

On July 9, 2008 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol “NVWT”. On September 2, 2008 the symbol was changed to “BRON”.

General Information

The Company had conducted exploration activities on the May 1-4 Mineral Claims. A three-phase exploration program to evaluate the Claims was originally recommended by the consulting geologist in his report. Phase 1 of the work program consisting of detailed prospecting, mapping and soil geochemistry was recently completed and the consulting geologist provided us with his recommendations. The report was not favorable for continued exploration. Due to the results of the geologist's report, the Company has decided not to pursue any further testing or exploration activity on this property and to not renew these mineral claims. As of September 1st, 2008 these claims have expired.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our products or services. Research and Development Costs during the Last Two Years We have not expended funds for research and development costs since inception.

Employees and Employment Agreements

Our only employee is Michael Maguire who currently devotes 30 to 40 hours per week to company matters. There is a formal employment agreement between the company and Mr. Maguire.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange

Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We need to continue as a going concern if our business is to succeed. Our independent auditor has raised doubt about our ability to continue as a going concern.

The Independent Auditor's Report to our audited financial statements for the year ended July 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

We are an exploration stage company and face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Our exploration efforts may be unsuccessful resulting in any funds spent on exploration being lost.

No known economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals, we may not be able to successfully commence commercial production.

The May 1-4 Mineral Claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold and silver of commercial tonnage and grade, we will require additional funds in order to place the May 1-4 Mineral Claims into commercial production. We may not be able to obtain such financing.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government regulation or other legal uncertainties may increase costs and our business will be negatively affected.

Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on the Company. Applicable laws and regulations will require the Company to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, the Company may be required to stop its exploration activities once it is started until a particular problem is remedied or to undertake other remedial actions.

Because our directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our independent director, Mr. Schiliro may not always devote fulltime services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on our directors from other obligations could increase with the result that he would no longer be able to devote sufficient time to aid in the management of our business.

Item 2. Properties

We do not currently own any property. The office facilities at 1081 S. Cimarron, Suite #B5, Las Vegas, NV are rented to us at a cost of approximately $100 per month. The facilities include telephone, fax, a reception area, office and meeting facilities and secretarial services, all of which are available on a pay as you use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies that pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended July 31, 2008.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed for trading on the OTC Bulletin Board under the symbol BRON (formerly NVWT). There has been no active trading market.

Of the 12,000,000 shares of common stock outstanding as of July 31, 2008, 6,000,000 shares are owned by Albert Abah, a former officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of July 31, 2008, we have 12,000,000 Shares of $0.001 par value common stock issued and outstanding, held by 29 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer.

Subsequent Events

On August 29, 2008 we completed a private placement of equity in the aggregate amount of $350,000. Pursuant to the terms of the offering, the Company sold 700,000 post-split shares of common stock at a price of $0.50 per share.

On September 2, 2008 we completed a 2 for 1 forward stock split of our issued outstanding common stock. Our authorized capital was not increased and shall remain at 75,000,000 shares of common stock but our outstanding share capital increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock, plus 700,000 shares to be issued as a result of the private placement.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Regulation, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities purchased by the issuer or affiliated purchasers during the year ended July 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $19,906 and $590 for the years ended July 31, 2008 and 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement and required reports.

Our net loss from inception through July 31, 2008 was $20,496.

Cash provided by financing activities for the period from inception (July 24, 2007) through July 31, 2008 was $75,000, $15,000 pursuant to the sale of 6,000,000 shares of common stock issued to a director for $0.0025 per share and $60,000 pursuant to the sale of 6,000,000 registered shares of common stock issued to 28 unaffiliated shareholders for $0.01 per share.

Subsequent to our July 31, 2008 year end, on September 2, 2008 we affected a 2 for 1 forward stock split of our authorized and issued outstanding common stock. Our authorized capital was not increased and remains at 75,000,000 shares of common stock and our outstanding share capital increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock. This was further augmented by the private placement such that 12,700,000 shares were outstanding at September 19, 2008. All share and per share information has been retroactively adjusted to reflect the stock split.

Liquidity and Capital Resources

Our cash balance at July 31, 2008 was $49,754 with total assets being $54,504. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will be sufficient to fund our operations for the next twelve months.

Plan of Operation

We have completed Phase 1 of our exploration program and received the geologist’s recommendations. Due to the results of the geologist's report, the Company has decided not to pursue any further testing or exploration activity on this property and to not renew these mineral claims. As of September 1, 2008 these claims have expired.

We have included the geologist’s report on Phase 1 as Exhibit 99 to this annual report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements

     BARON ENERGY, INC.
(formerly Nevwest Explorations Corp.)
(An Exploration Stage Company)
FINANCIAL STATEMENTS
YEAR ENDED JULY 31, 2008

Report of Independent Registered Public Accounting Firm	F	-2
Balance Sheet	F	-3
Statement of Expenses	F	-4
Statement of Changes in Stockholders’ Equity	F	-5
Statement of Cash Flows	F	-6

Notes to Financial Statements	F	-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Barron Energy Inc. (formerly Nevwest Explorations Corp.) (An Exploration Stage Company) Las Vegas, NV

We have audited the accompanying balance sheets of Barron Energy Inc. (an exploration stage company) as of July 31, 2008 and 2007 and the related statements of expenses, stockholders’ equity, and cash flows for the year ended July 31, 2008, for the period from July 24,2007 (inception) through July 31,2007 and from July 24, 2007 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barron Energy Inc. as of July 31, 2008 and 2007 and the results of operations and cash flows for the year then ended, for the periods from July 24, 2007 (inception) through July 31, 2007 and from July 24, 2007 (inception) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
October 8, 2008

BARON ENERGY INC.
(formerly Nevwest Explorations Corp.)
(An Exploration Stage Company)
Balance Sheets

ASSETS
	As of	As of
	July 31,	July 31,
	2008	2007
Current Assets
Cash	$49,754	$15,000
Deposits	4,750	-

Total Current Assets	54,504	15,000

Total Assets	$54,504	$15,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$590

Total Current Liabilities	-	590

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized; 12,000,000 and 6,000,000 shares issued and
outstanding as of July 31, 2008 and July 31, 2007	12,000	6,000
Additional paid-in capital	63,000	9,000
Deficit accumulated during exploration stage	(20,496)	(590)

Total Stockholders' Equity	54,504	14,410

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$54,504	$15,000
See notes to the financial statements.

BARON ENERGY INC.
(formerly Nevwest Explorations Corp.)
(An Exploration Stage Company)
Statements of Expenses

		July 24, 2007	July 24, 2007
	Year	(inception)	(inception)
	Ended	through	through
	July 31, 2008	July 31, 2007	July 31, 2008

Professional Fees	$6,300	$-	$6,300
General & Administrative
Expenses	5,856	590	6,446
Property Expenditures	7,750	-	7,750

Net Loss	$(19,906)	$(590)	$(20,496)

Basic and diluted net loss per
share	$(0.00)

Weighted average number of
common shares outstanding	7,873,973

See notes to the financial statements.

BARON ENERGY INC. (formerly Nevwest Explorations Corp.) (An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From July 24, 2007 (Inception) through July 31, 2008

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
	Shares	Amount	Capital	Exploration
				Stage

Stock issued for cash at
inception on July 24, 2007
@ $0.005 per share	6,000,000	$6,000	$9,000		$15,000

Net loss, July 31, 2007				$(590)	(590)

Balance, July 31, 2007 post
split	6,000,000	6,000	9,000	(590)	14,410

Stock issued for cash per SB-2
on April 8, 2008 @ $0.02 per
share	6,000,000	6,000	54,000		60,000

Net loss, July 31, 2008				(19,906)	(19,906)

Balance, July 31, 2008 post
split	12,000,000	$12,000	$63,000	$(20,496)	$54,504

BARON ENERGY INC.
(formerly Nevwest Explorations Corp.)
(An Exploration Stage Company)
Statements of Cash Flows

		July 24, 2007	July 24, 2007
	Year	(inception)	(inception)
	Ended	through	through
	July 31, 2008	July 31, 2007	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,906)	$(590)	$(20,496)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	(590)	590	-

Increase in Deposits	(4,750)	-	(4,750)

Net cash used in operating activities	(25,246)	-	(25,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	60,000	15,000	75,000

Net cash provided by financing activities	60,000	15,000	75,000

Net increase in cash	34,754	15,000	49,754

Cash at beginning of period	15,000	-	-

Cash at end of year	$49,754	$15,000	$49,754

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes to the financial statements.

BARON ENERGY INC.
(formerly Nevwest Exploration Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Baron Energy Inc. (f/k/a Nevwest Explorations Corp.) (or “Baron”)was incorporated in Nevada on July 24, 2007. Baron is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 “Accounting and Reporting for Development Stage Enterprises.”

Baron’s principal business is the acquisition and exploration of mineral resources.

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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2008, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Baron considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2008, cash consisted of funds in the Baron's bank account.

Mineral Property Costs. Baron has been in the exploration stage since its formation on July 24, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Income Taxes. Baron recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Baron provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Common Stock Split. On September 2, 2008, the Company effected a two-for-one stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

Recently Issued Accounting Pronouncements. Baron does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2. Income Taxes

Baron uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, Nevwest incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $20,496 at July 31, 2008, and will expire in 2028.

At July 31, 2008, deferred tax assets consisted of the following:

Deferred Tax Asset	$6,969
Valuation Allowance	(6,969)
Net Deferred Tax Asset	$–

Note 3. Common Stock

From inception (July 24, 2007) through July 31, 2008, Baron sold 6,000,000 shares of its common stock to its directors at $0.0025 per share, or $15,000 cash and 6,000,000 shares of its common stock to 28 unaffiliated investors at $0.01 per share, or $60,000 cash.

Effective September 2, 2008 the Company effected a forward stock spilt of the issued and outstanding shares of common stock on a two new for one old basis. Authorized capital remained at 75,000,000 common shares and par value remained at $.001 per share. These financial statements have been retroactively restated to reflect these changes.

Note 4. Subsequent Events

On August 15, 2008, Michael G Maguire, was appointed as vice-president, chief operating officer and as director of our company. He shall also serve as a member of the board of directors with

Albert Abah. Pursuant to the employment agreement, Baron issued 500,000 stock options that vest immediately and 1,500,000 options that vest ratably over three years.

On August 29, 2008 we completed a private placement of equity in the aggregate amount of $350,000. Pursuant to the terms of the offering, the Company sold 700,000 post-split shares of common stock at a price of $0.50 per share.

Effective September 2, 2008 the Company completed a forward stock spilt of the issued and outstanding shares of common stock on a two new for one old basis.

Also effective September 2, 2008, we have changed our name from “Nevwest Explorations Corp.” to “Baron Energy, Inc.” The change of name was approved by our directors and a majority of our shareholders.

On September 12, 2008, the Board of Directors of the Company appointed Lou Schiliro to a vacant seat on the Board of Directors. Additionally, the Company accepted the resignation of Albert Abah from all of his director and officer positions with the Company. Mr. Abah's resignation was not due to any disagreements, of any kind, with the Company. Upon Mr. Abah's resignation, the Board appointed Michael McGuire as the Company's Interim Chief Executive Officer, Interim Chief Financial Officer, and Interim Secretary.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

As disclosed on Form 8-K filings completed on August 20, 2008, September 3, 2008, and September 15, 2008, respectively:

August 20, 2008:

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 15, 2008 Michael Maguire was appointed as vice-president, chief operating officer and as a director of our company.

Our board of directors now consists of Albert Abah and Michael Maguire.

Mr. Maguire has over thirty years of experience in the oil & gas industry. Mr. Maguire has a Bachelors degree in chemistry from Mt. St Mary’s College and a Masters degree in engineering from the University of Texas, Mr. Maguire also has a MBA from Wharton School of Business.

As a registered Professional Engineer he has a broad range of experience in, civil, mechanical and environmental engineering disciplines. Mr. Maguire has been responsible for community relations; environmental, construction and operating permits negotiations; selection and management of equipment vendors, fabricators and constructor. In addition, his technical knowledge and experience extends to design of gasification systems, fuel feedstock preparation, combustion processes, direct fired steam boilers, process water conditioning and potable water distillation.

Since 1992 Mr. Maguire has been president and owner/operator of West Texas Recovery, a private full service oil & gas company.

September 3, 2008:

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Further to our Form 8-K filed on August 20, 2008, on August 15, 2008 Michael Maguire was appointed as vice-president, chief operating officer and as a director of our company.

Our board of directors now consists of Albert Abah and Michael Maguire.

Mr. Maguire has over thirty years of experience in the oil & gas industry. Mr. Maguire has a Bachelors degree in chemistry from Mt. St Mary’s College and a Masters degree in engineering from the University of Texas, Mr. Maguire also has a MBA from Wharton School of Business.

As a registered Professional Engineer he has a broad range of experience in, civil, mechanical, and environmental engineering disciplines. Mr. Maguire has been responsible for community relations; environmental, construction and operating permits negotiations; selection and management of equipment vendors, fabricators and constructor. In addition, his technical knowledge and experience extends to design of gasification systems, fuel feedstock preparation, combustion processes, direct fired steam boilers, process water conditioning and potable water distillation. Since 1992 Mr. Maguire has been president and owner/operator of West Texas Recovery, a private company. Since May 1996 until now, Mr. Maguire was also Vice-President of Engineering for International Power Group, a public company.

Family Relationships

There are no family relationships with Michael Maguire or any of our other directors and officers.

Certain Related Transactions and Relationships

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000, and in which, to our knowledge, Michael Maguire has had or will have a direct or indirect material interest.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Effective September 2, 2008, we effected a 2 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has not increased and shall remain at 75,000,000 shares of common stock and out outstanding share capital has increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

Also effective September 2, 2008, we have changed our name from “Nevwest Explorations Corp.” to “Baron Energy Inc.”. The change of name was approved by our directors and a majority of our shareholders.

Regulation FD Disclosure

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 2, 2008 under the new stock symbol “BRON”. Our new CUSIP number is 06828L 100.

September 15, 2008:

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Michael Maguire has been Vice-President, COO, and a Director of the Company since August 15, 2008. As of September 12, 2008, upon Mr. Abah’s resignation from the Company, Mr. Maguire was appointed as Interim CEO, Interim CFO, and Interim Secretary.

Our board of directors now consists of Michael Maguire and Lou Schiliro.

Mr. Maguire has over thirty years of experience in the oil & gas industry. Mr. Maguire has a Bachelors degree in chemistry from Mt. St. Mary’s College and a Masters degree in engineering from the University of Texas, Mr. Maguire also has a MBA from Wharton School of Business.

As a registered Professional Engineer he has a broad range of experience in, civil, mechanical, and environmental engineering disciplines. Mr. Maguire has been responsible for community relations; environmental, construction and operating permits negotiations; selection and management of equipment vendors, fabricators and constructor. In addition, his technical knowledge and experience extends to design of gasification systems, fuel feedstock preparation, combustion processes, direct fired steam boilers, process water conditioning and potable water distillation. Since 1992 Mr. Maguire has been president and owner/operator of West Texas Recovery, a private company. Since May 1996 until now, Mr. Maguire was also Vice-President of Engineering for International Power Group, a public company.

Lou Schiliro has been a director of the Company since September 12, 2008.

Mr. Schiliro graduated from West Virginia University, with a Bachelor Degree in International Relations, 1993. He then attended George Mason University and received his Master in International Transactions, 1995. He began working for the US Department of Commerce, International Trade Administration in 1995 as a Trade Specialist. As a Trade Specialist his job was to create distribution and sales opportunities for US manufactures. In 1997 he was hired to create an International Sales program for SAFECO inc. SAFECO was a safety Equipment Distributor of personal protective equipment. In 1999 he co-founded Global Protection, which is a Homeland Security equipment company. Since 1999 Mr. Schiliro has served Global Protection as its Director of Operations. Since September 2008, Mr. Schiliro is also an officer and director of Elko Ventures Inc. a public resource exploration company.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Effective September 2, 2008, we completed a 2 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital has not increased and shall remain at

75,000,000 shares of common stock and out outstanding share capital has increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock. An additional 700,000 shares have been issued in a private placement.

Also effective September 2, 2008, we have changed our name from “Nevwest Explorations Corp.” to “Baron Energy Inc.” The change of name was approved by our directors and a majority of our shareholders.

Regulation FD Disclosure

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 2, 2008 under the new stock symbol “BRON.” Our new CUSIP number is 06828L 100.

PART III

Item 10. Directors and Executive Officers

The officer and directors of Baron Energy Inc. (formerly Nevwest Explorations Corp.), whose one year term will expire as noted below are:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Maguire	56	President,	09/12/08	7/31/09
Celebration, FL		Secretary,	(Director since 08/15/08)
		Treasurer,
		CFO, CEO &
		Director

Lou Schiliro	37	Director	09/12/08	7/31/09

The foregoing persons are promoters of Baron Energy Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Maguire currently devotes 30 to 40 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Background Information

Michael Maguire has been Vice-President, COO, and Director of the Company since August 15, 2008. As of September 12, 2008, upon Mr. Abah’s resignation from the Company, Mr. Maguire was appointed as Interim CEO, Interim CFO, and Interim Secretary.

Mr. Maguire has over thirty years of experience in the oil & gas industry. Mr. Maguire has a Bachelors degree in chemistry from Mt. St Mary’s College and a Masters degree in engineering from the University of Texas, Mr. Maguire also has a MBA from Wharton School of Business.

As a registered Professional Engineer he has a broad range of experience in, civil, mechanical and environmental engineering disciplines. Mr. Maguire has been responsible for community relations; environmental, construction and operating permits negotiations; selection and management of equipment vendors, fabricators and constructor. In addition, his technical knowledge and experience extends to design of gasification systems, fuel feedstock preparation, combustion processes, direct fired steam boilers, process water conditioning and potable water distillation.

Since 1992 Mr. Maguire has been president and owner/operator of West Texas Recovery, a private full service oil & gas company. Since May 1996 until now, Mr. Maguire also was also Vice-President of Engineering for International Power Group, a public company.

Lou Schiliro has been a director of the Company since September 12, 2008.

Mr. Schiliro graduated from West Virginia University, with a Bachelors in International Relations, 1993. He then attended George Mason University and received his Master in International Transactions, 1995. He began working for the US Department of Commerce, International Trade Administration in 1995 as a Trade Specialist. As a Trade Specialist his job was to create distribution and sales opportunities for US manufactures. In 1997 he was hired to create an International Sales program for SAFECO inc. SAFECO was a safety Equipment Distributor of personal protective equipment. In 1999 he co-founded Global Protection, which is a Homeland Security equipment company. Since 1999 Mr. Schiliro has served Global Protection as its Director of Operations. Since September 2008, Mr. Schiliro is also an officer and director of Elko Ventures Inc. a public resource exploration company.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
  Accountability for adherence to the Code.

Item 11. Executive Compensation

The current Board of Directors is comprised of Mr. Maguire and Mr. Schiliro.

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	Non-	Change in	All	Total
Principal				Awards	Awards	Equity	Pension	Other
Position						Incentive	Value	Compen-
								sation
							and Non-
						Plan	qualified
						Compen-	Deferred
						sation	Compen-
							sation
							Earnings
Albert	2008
Abah,		0	0	0	0	0	0	0	0
(former)	2007
CEO &		0	0	0	0	0	0	0	0
Director

Michael	2008
Maguire,		120,000	0	0	0	0	0	0	0
CEO,
CFO,
Director

Lou	2008
Schiliro,		0	0	0	0	0	0	0	0
Director

An employment agreement between the Company and its Mr. Maguire exists.

On July 24, 2007, a total of 3,000,000 shares of common stock were issued to Mr. Abah in exchange for cash in the amount of $15,000 U.S., or $.005 per share. The terms of this stock issuance was as fair to the Company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. Subsequent to a 2 for 1 forward stock split on September 2, 2008, Mr. Abah now holds 6,000,000 shares of common stock.

Mr. Maguire devotes approximately 30 to 40 hours per week to the Company.

Only Mr. Schiliro has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries for all executive levels. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be for Mr. Schiliro.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information on the ownership of Baron Energy Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

Name of	No. of	Percentage
Beneficial Owner(1)	Shares	of Ownership:

Albert Abah	6,000,000	50%

All Officers and
Directors as a Group	6,000,000	50%

(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

Item 13. Certain Relationships and Related Transactions

Mr. Abah was not paid for any underwriting services that he performed on our behalf with respect to our recent offering.

On July 24, 2007, a total of 3,000,000 shares of common stock were issued to Mr. Abah in exchange for $15,000 US, or $.005 per share. All these shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended, and are held by our officer and director. (See "Principal Stockholders".)

Subsequent to a 2 for 1 forward stock split on September 2, 2008 Mr. Abah now holds 6,000,000 shares of common stock.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services were $7,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2008.

For the year ended July 31, 2007, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32	Sec. 906 Certification of CEO/CFO
99	2008 Fieldwork Summary Report May 1-4 Mineral Claims

* Previously filed with our SB-2 Registration Statement under Commission File Number 333-146627.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 8, 2008

Baron Energy Inc.

/s/ Michael Maguire

By: Michael Maguire
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer,
President, Secretary, Treasurer & Director)

/s/ Lou Schiliro

By: Lou Schiliro
(Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ Michael Maguire Michael Maguire, President & Director (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer)	October 8, 2008 Date