Form 10-Q
period 2008-10-31
Baron Energy Inc.
filed 2008-12-16
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-146627


                                BARON ENERGY INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   26-0582528
                            IRS Identification Number

                           3753 Howard Hughes Parkway
                                    Suite 135
                               Las Vegas, NV 89169
          (Address of principal executive offices, including zip code)

                                  702-993-7424
                     (Telephone number, including area code)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,000,000 shares as of December 12, 2008.

                                BARON ENERGY INC.

                                      INDEX

Item 1. Financial Statements (Unaudited)

     Balance Sheets                                                          3
     Statements of Expenses                                                  5
     Statement of Changes in Stockholders' Equity                            5
     Statements of Cash Flows                                                6
     Notes to Financial Statements                                           7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        9

Item 3. Quantitative and Qualitative Disclosures About Market Risk          11

Item 4. Controls and Procedures                                             11

Part II Other Information

Item 1. Legal Proceedings                                                   11

Item 1A. Risk Factors                                                       11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3. Defaults Upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   12

Item 6. Exhibits                                                            12

Signatures                                                                  13

ITEM 1. FINANCIAL STATEMENTS

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               As of              As of
                                                                            October 31,          July 31,
                                                                               2008                2008
                                                                             ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $ 245,123           $  49,754
  Receivables                                                                   29,571
  Deposits                                                                          --               4,750
                                                                             ---------           ---------

TOTAL CURRENT ASSETS                                                           274,694              54,504

OIL AND GAS PROPERTIES                                                         217,937                  --
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 492,631           $  54,504
                                                                             =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses                                        $  14,579           $      --
                                                                             ---------           ---------

TOTAL CURRENT LIABILITIES                                                       14,579                  --

ARO LIABILITY                                                                    4,544                  --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   13,000,000 and 12,000,000 shares issued and outstanding as
   of October 31, 2008 and July 31, 2008                                        13,000              12,000
  Additional paid-in capital                                                   562,000              63,000
  Subscriptions receivable                                                     (10,429)                 --
  Deficit accumulated during exploration stage                                 (91,063)            (20,496)
                                                                             ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                     473,508              54,504
                                                                             ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 492,631           $  54,504
                                                                             =========           =========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
--------------------------------------------------------------------------------

                                                                                        July 24, 2007
                                                         Three Months Ended              (inception)
                                                             October 31,                   through
                                                 ---------------------------------        October 31,
                                                    2008                  2007               2008
                                                 -----------           -----------        -----------
Professional Fees                                $    23,955           $     3,500        $    30,255
General & Administrative Expenses                     37,005                 2,258             43,451
Accretion Expense                                        107                    --                107
                                                 -----------           -----------        -----------

Loss from Continuing Operations                      (61,067)               (5,758)           (73,813)

Discontinued Operations
  Loss from discontinued operations                   (9,500)               (7,750)           (17,250)
                                                 -----------           -----------        -----------

Net Loss                                         $   (70,567)          $   (13,508)       $   (91,063)
                                                 ===========           ===========        ===========

Basic and diluted
  Net loss per share                             $     (0.01)          $     (0.00)

  Continuing operations loss per share           $     (0.00)          $     (0.00)

  Discontinued operations loss per share         $     (0.00)          $     (0.00)
                                                 ===========           ===========
  Weighted average number of
   common shares outstanding                      12,652,174            11,575,758
                                                 -----------           -----------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 24, 2007 (Inception) through October 31, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                             Common Stock                       Additional      During
                                          --------------------   Subscription    Paid-in      Exploration
                                          Shares        Amount    Receivable     Capital        Stage         Total
                                          ------        ------    ----------     -------        -----         -----
BALANCE, JULY 24, 2007 POST
SPLIT                                           --     $    --     $     --     $     --      $     --      $     --
                                        ----------     -------     --------     --------      --------      --------
Stock issued for cash at
inception on July 24, 2007
@ $0.0025 per share                      6,000,000       6,000           --        9,000            --        15,000

Net loss                                        --          --           --           --          (590)         (590)
                                        ----------     -------     --------     --------      --------      --------

BALANCE, JULY 31, 2007 POST
SPLIT                                    6,000,000       6,000           --        9,000          (590)       14,410

Stock issued for cash per SB-2
on April 8, 2008 @ $0.01 per
share                                    6,000,000       6,000           --       54,000            --        60,000

Net loss                                        --          --           --           --       (19,906)      (19,906)
                                        ----------     -------     --------     --------      --------      --------
BALANCE, JULY 31, 2008 POST
SPLIT                                   12,000,000      12,000           --       63,000       (20,496)       54,504

Stock issued for cash
@ $.50 per share                         1,000,000       1,000           --      499,000            --       500,000

Subscription Receivable                         --          --      (10,429)          --            --       (10,429)

Net loss                                        --          --           --           --       (70,567)      (70,567)
                                        ----------     -------     --------     --------      --------      --------
BALANCE, OCTOBER 31, 2008 POST
SPLIT                                   13,000,000     $13,000     $(10,429)    $562,000      $(91,063)     $473,508
                                        ==========     =======     ========     ========      ========      ========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     24-Jul-07
                                                                             Three Months Ended     (inception)
                                                                                October 31,           through
                                                                     --------------------------      October 31,
                                                                       2008             2007            2008
                                                                     ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (70,567)       $ (13,508)      $ (91,063)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Accretion expense                                                     107               --             107
  Changes in operating assets and liabilities:
     Accounts receivable                                               (29,571)              --         (29,571)
     Increase (decrease) in Accounts Payable and Accrued Expenses       14,579             (590)         14,579
     Increase in Deposits                                                4,750               --              --
                                                                     ---------        ---------       ---------

          NET CASH USED IN OPERATING ACTIVITIES                        (80,702)         (14,098)       (105,948)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Properties                               (213,500)              --        (213,500)
                                                                     ---------        ---------       ---------

          NET CASH USED IN INVESTING ACTIVITIES                       (213,500)              --        (213,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                             489,571               --         564,571
                                                                     ---------        ---------       ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                    489,571               --         564,571
                                                                     ---------        ---------       ---------

NET INCREASE (DECREASE)  IN CASH                                       195,369          (14,098)        245,123

CASH AT BEGINNING OF PERIOD                                             49,754           15,000              --
                                                                     ---------        ---------       ---------

CASH AT END OF PERIOD                                                $ 245,123        $     902       $ 245,123
                                                                     =========        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $      --        $      --       $      --
  Income Taxes                                                       $      --        $      --       $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase in Asset Retirement Obligation                            $   4,437        $      --       $   4,437


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Baron Energy Inc. ("Baron") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Baron's annual report filed with the SEC on Form 10-K for the year ended July 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operatins for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

NOTE 2. ORGANIZATION AND BUSINESS OPERATIONS

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Suite 135, Las Vegas, NV 89169.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES, FULL COST METHOD

Baron uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.

Under this method of accounting, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Baron assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Baron to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method. There was no production in the three months ended October 31, 2008, therefore no amortization was recorded.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no impairment expense in the three months ended October 31, 2008.

ASSET RETIREMENT OBLIGATIONS

Baron follows the provisions of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Baron, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

The following is a description of the changes to the Company's asset retirement obligations for the three months ended October 31,

                                                         2008           2007
                                                       --------       --------
Asset retirement obligations at July 31, 2008          $     --       $     --
Additions for exploratory and development drilling        4,437             --
Accretion expense                                           107             --
                                                       --------       --------

Asset retirement obligations at October 31, 2008       $  4,544       $     --
                                                       ========       ========

NOTE 4. DISCONTINUED OPERATIONS

On July 31, 2008, Baron's management made the decision to discontinue its business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas. The action was to be immediate, therefore there will be no further expenses associated with the mineral operations beyond the current quarter. There were no assets associated with these operations, no remaining liabilities as of October 31, 2008, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations.

The following table presents the loss for the interim periods shown and from Inception.

                                                                   July 24, 2007
                                        Three Months Ended          (inception)
                                            October 31,               through
                                     ------------------------       October 31,
                                       2008            2007            2008
                                     --------        --------        --------
Costs and expenses                   $ (9,500)       $ (7,750)       $(17,250)
                                     --------        --------        --------

Loss from discontinued operations    $ (9,500)       $ (7,750)       $(17,250)
                                     ========        ========        ========

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 5. COMMON STOCK

Effective September 2, 2008, we affected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

On August 29, 2008 we completed a private placement of equity in the aggregate amount of $350,000. Pursuant to the terms of the offering, the Company sold 700,000 post-split shares of common stock at a price of $0.50 per share.

On September 8, 2008, a stock subscription agreement for another private placement of equity in the amount of $150,000 was signed. Pursuant to the terms of the offering, the Company sold 300,000 post-split shares of common stock at a price of $0.50 per share.

NOTE 6. RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 7.  SUBSEQUENT EVENT

On November 5, 2008, we authorized a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock; however, this stock split is not effective yet and therefore is not shown in our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL INFORMATION

You should read the following summary together with the financial statements and related notes that appear elsewhere in this report. In this report, unless the context otherwise denotes, references to "we", "us", "our", "Company", "Baron" and "Baron Energy" are to Baron Energy Inc. (formerly Nevwest Explorations Corp.).

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008 we changed our name from Nevwest Explorations Corp. to Baron Energy Inc.. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Las Vegas, NV 89169. The telephone and fax number is (702)993-7424.

On July 31, 2008, Baron's management made the decision to discontinue its business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas.

During September, 2008, Baron Energy Inc. (the "Company") acquired the oil, gas, and mineral leasehold working interests in Baylor County, Texas from Lucas Energy Inc. in exchange for two hundred thirteen thousand five hundred dollars ($213,500). After geological and financial review, the agreement was accepted and executed on October 8, 2008 with completion to occur on or before October 14, 2008. Pursuant to the terms of the agreement (attached as Exhibit 10 to our Form 8-K filed on October 14, 2008), the Company will acquire all of Lucas' right, title and interest in the property described in the agreement as "Rendham Pool, Green Lease, (RRC ID# 01423)" and will assume all liabilities and obligations with regard to that property including the obligation to deliver 225 barrels of oil to a third party.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 13,000,000 common shares issued and outstanding as of October 31, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 6,000,000 shares at a price of $0.01 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

On July 9, 2008 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "NVWT". On September 2, 2008 the symbol was changed to "BRON".

Effective September 2, 2008, we affected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

On August 29, 2008 we completed a private placement of equity in the aggregate amount of $350,000. Pursuant to the terms of the offering, the Company sold 700,000 post-split shares of common stock at a price of $0.50 per share.

On October 16, 2008 we completed a private placement of equity in the aggregate amount of $150,000. Pursuant to the terms of the offering, the Company sold 300,000 post-split shares of common stock at a price of $0.50 per share.

RESULTS OF OPERATIONS

REVENUES

We had no revenues during the three months ended October 31, 2008 and 2007.

PROFESSIONAL FEES

For the three month ended October 31, 2008 and 2007, our professional fees were $23,955 and $3,500, respectively. The increase is due to our increased requirement for accounting and legal assistance related to our progressed business stage.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2008 and 2007, our general and administrative expenses were $37,005 and $2,258, respectively. The increase is primarily due to consulting fees.

ACCRETION

For the three month ended October 31, 2008 and 2007, our accretion expenses were $107 and $0, respectively. The increase is due to our oil and gas acquisition.

NET LOSS

For the three month ended October 31, 2008 and 2007, our net losses were $70,567 and $13,508, respectively. The increase is due to our increased business activity.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008 we had cash of $245,123 and working capital of $260,115. This compares to cash of $49,754 and working capital of $54,504 at July 31, 2008. As of October 31, 2008, we had a deficit accumulated during the development stage of $91,063. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities for the three months ended October 31, 2008 and 2007 were $80,702 and $14,098, respectively. The increase is due to our increased business activity.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities for the three months ended October 31, 2008 and 2007 were $213,500 and $0, respectively. The increase is due to our acquisition of oil and gas properties.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities for the three months ended October 31, 2008 and 2007 were $489,571 and $0, respectively. The increase is due to our private placement.

HEDGING

None

CONTRACTUAL COMMITMENTS

None

OFF-BALANCE SHEET ARRANGEMENTS

None

RELATED PARTY TRANSACTIONS

None

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the SEC on October 8, 2008. The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     09/01/08 - Issued 700,000 shares of common stock at $0.50 per share for cash in a private placement

     10/16/08 - Issued 300,000 shares of common stock at $0.50 per share for cash in a private placement

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

December 12, 2008            Baron Energy Inc.


                             /s/ Michael Maguire
                             ---------------------------------------------------
                         By: Michael Maguire
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)


                             /s/ Lou Schiliro
                             ---------------------------------------------------
                         By: Lou Schiliro
                             (Director)

In accordance with the requirements of the Securities Act of 1933, this quarterly report was signed by the following person in the capacities and date stated.


/s/ Michael Maguire
--------------------------------------------------
Michael Maguire, President & Director                          December 12, 2008
(Chief Executive Officer, Chief Financial Officer,             -----------------
Principal Accounting Officer)                                        Date