Form 10-Q
period 2009-01-31
Baron Energy Inc.
filed 2009-03-17
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 333-146627


                                BARON ENERGY INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   26-0582528
                            IRS Identification Number

                           3753 Howard Hughes Parkway
                                    Suite 135
                               Las Vegas, NV 89169
          (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of March 14, 2009.

                                BARON ENERGY INC.

                                      INDEX

Item 1.  Financial Statements (Unaudited)                                     3

         Balance Sheets                                                       3
         Statements of Expenses                                               4
         Statements of Cash Flows                                             5
         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13

Part II  Other Information

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15

Signatures                                                                   16

ITEM 1. FINANCIAL STATEMENTS

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            As of               As of
                                                                          January 31,          July 31,
                                                                             2009                2008
                                                                          ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $     509           $  49,754
  Restricted cash                                                             1,156                  --
  Other receivables                                                          29,571                  --
  Deposits                                                                    2,000               4,750
                                                                          ---------           ---------
TOTAL CURRENT ASSETS                                                         33,236              54,504

OIL AND GAS PROPERTIES (FULL COST METHOD)
  Unevaluated                                                               417,937                  --
                                                                          ---------           ---------

      TOTAL ASSETS                                                        $ 451,173           $  54,504
                                                                          =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued expenses                                     $   5,186           $      --
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                     5,186                  --

LONG-TERM LIABILITIES
  ARO liability                                                               4,654                  --
                                                                          ---------           ---------
TOTAL LONG-TERM LIABILITIES                                                   4,654                  --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 150,000,000 shares authorized;
   26,200,000 and 24,000,000 shares issued and outstanding as of
   January 31, 2009 and July 31, 2008                                        26,200              24,000
  Additional paid-in capital                                                598,800              51,000
  Subscriptions receivable                                                  (60,429)                 --
  Deficit accumulated during exploration stage                             (123,238)            (20,496)
                                                                          ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                  441,333              54,504
                                                                          ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 451,173           $  54,504
                                                                          =========           =========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           July 24, 2007
                                             Three Months Ended                Six Months Ended             (inception)
                                                 January 31,                      January 31,                 through
                                        ---------------------------      ----------------------------       January 31,
                                            2009            2008             2009             2008             2009
                                        -----------     -----------      -----------      -----------      -----------
Professional fees                       $    15,266     $       809      $    39,221      $     3,500      $    45,521
General & administrative expenses            16,799              --           53,804            3,067           60,250
Accretion expense                               110              --              217               --              217
                                        -----------     -----------      -----------      -----------      -----------

Loss from continuing operations             (32,175)           (809)         (93,242)          (6,567)        (105,988)

Discontinued operations
  Loss from discontinued operations              --              --           (9,500)          (7,750)         (17,250)
                                        -----------     -----------      -----------      -----------      -----------

Net Loss                                $   (32,175)    $      (809)     $  (102,742)     $   (14,317)     $  (123,238)
                                        ===========     ===========      ===========      ===========      ===========

Basic and diluted net loss per:
  Net loss                                    (0.00)          (0.00)           (0.00)           (0.00)
  Loss from continuing operations             (0.00)          (0.00)           (0.00)           (0.00)
  Loss from discontinued operations           (0.00)          (0.00)           (0.00)           (0.00)

Weighted average number of common
 shares outstanding, basic and
 diluted                                 26,002,174      24,000,000       25,630,435       23,673,913
                                        -----------     -----------      -----------      -----------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             July 24, 2007
                                                                  Six Months Ended            (inception)
                                                                     January 31,                through
                                                             --------------------------        January 31,
                                                                2009             2008             2009
                                                             ---------        ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(102,742)       $ (14,317)        $(123,238)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Accretion expense                                             217               --               217
  Changes in operating assets and liabilities:
     Accounts receivable                                       (29,571)              --           (29,571)
     Accounts payable and accrued expenses                       5,186             (590)            5,186
     Deposits                                                    2,750               --            (2,000)
                                                             ---------        ---------         ---------

          NET CASH USED IN OPERATING ACTIVITIES               (124,160)         (14,907)         (149,406)

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash                                               (1,156)              --            (1,156)
  Acquisition of oil and gas properties                       (413,500)              --          (413,500)
                                                             ---------        ---------         ---------

          NET CASH USED IN INVESTING ACTIVITIES               (414,656)              --          (414,656)

CASH FLOWS FROM FINANCING ACTIVITIES
  Accounts payable                                                  --           10,000                --
  Issuance of common stock                                     489,571               --           564,571
                                                             ---------        ---------         ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES            489,571           10,000           564,571
                                                             ---------        ---------         ---------

NET INCREASE IN CASH                                           (49,245)          (4,907)              509

CASH AT BEGINNING OF PERIOD                                     49,754           15,000                --
                                                             ---------        ---------         ---------

CASH AT END OF YEAR                                          $     509        $  10,093         $     509
                                                             =========        =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $      --        $      --         $      --
  Income taxes                                               $      --        $      --         $      --


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission's (SEC's) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES . The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $32,175 for the three months ended January 31, 2009 and have an accumulated deficit of $123,238 as of January 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We are in the process of establishing a sufficient ongoing source of revenues to cover its operating costs. The ability of the Company to continue as a going concern is dependent on our ability to fulfill the business plan.

NOTE 3. ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES, FULL COST METHOD

During October, 2008, we acquired the oil, gas, and mineral leasehold working interests in Baylor County, Texas from Lucas Energy Inc. in exchange for two hundred thirteen thousand five hundred dollars ($213,500). In addition, we assumed all liabilities and obligations with regard to the acquired property including the obligation to deliver 225 barrels of oil to a third party. In the preliminary purchase price allocation, the entire purchase price was allocated to unevaluated properties. During November 2008, another $200,000 was spent on a feasibility study. Unevaluated properties include $4,437 of capitalized costs associated with our asset retirement obligation.

We use the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.

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

Costs of oil and gas properties are amortized using the units of production method. There was no production in the three months ended January 31, 2009, therefore no amortization was recorded.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no impairment expense in the three months ended January 31, 2009.

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

The following is a description of the changes to the Company's asset retirement obligations:

        Asset retirement obligations at July 31, 2008             $   --
        Additions                                                  4,437
        Accretion expense                                            217
                                                                  ------

        Asset retirement obligations at January 31, 2009          $4,654
                                                                  ======

INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Baron had no options or warrants outstanding at January 31, 2009.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 5. DISCONTINUED OPERATIONS

On July 31, 2008, Baron's management made the decision to discontinue its business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas. The action was to be immediate, therefore there will be no further expenses associated with the mineral operations beyond the current quarter. There were no assets associated with these operations, no remaining liabilities as of January 31, 2009, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations."

The following table presents the loss for the interim periods shown and from Inception.

                                                                                 July 24, 2007
                              Three Months Ended         Six Months Ended         (inception)
                                  January 31,               January 31,             through
                            ---------------------     ----------------------      January 31,
                              2009         2008         2009          2008           2009
                            --------     --------     --------      --------       --------
Costs and expenses          $     --     $     --     $ (9,500)     $ (7,750)      $(17,250)
                            --------     --------     --------      --------       --------
Loss from discontinued
operations                  $     --     $     --     $ (9,500)     $ (7,750)      $(17,250)
                            ========     ========     ========      ========       ========

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 6. COMMON STOCK

DURING THE SIX MONTHS ENDED JANUARY 31, 2009:

All references in the financial statements to the number of common shares and related per share amounts reflect the effect of both the September 2008 and February 2009 stock splits.

Effective September 2, 2008, we affected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

On November 5, 2008, we filed with the State of Nevada the paperwork required for a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock; however, this stock split was not effective until February 24, 2009. As a result, our authorized capital was increased from 75,000,000 to 150,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 13,100,000 shares of common stock to 26,200,000 shares of common stock. For purposes of calculating earnings per share, the stock split was retroactively applied to prior periods.

On August 29, 2008, we sold 1,400,000 shares of common stock for $350,000.

On October 16, 2008, we sold 600,000 shares of common stock for $150,000.

On January 29, 2009, we sold 200,000 shares of common stock for $50,000.

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

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008 we changed our name from Nevwest Explorations Corp. to Baron Energy Inc.. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Las Vegas, NV 89169. The telephone and fax number is (702) 993-7424.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 6,000,000 shares at a price of $0.02 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

On July 9, 2008 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "NVWT".

On July 31, 2008, we discontinued our business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas.

On August 29, 2008, we sold 1,400,000 shares of common stock for $350,000

Effective September 2, 2008, we affected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

During October, 2008, we acquired the oil, gas, and mineral leasehold working interests in Baylor County, Texas from Lucas Energy Inc. in exchange for two hundred thirteen thousand five hundred dollars ($213,500). In addition, we assumed all liabilities and obligations with regard to the acquired property including the obligation to deliver 225 barrels of oil to a third party.

On October 16, 2008, we sold 600,000 shares of common stock for $150,000.

On November 3, 2008, Baron Energy Inc. (the "Company") entered into an agreement with a third party to perform the evaluation, economic analysis, geologic study, seismic study, AFE design and prospect, and overall feasibility of the South Texas YUGA prospect for a fee of ($200,000).

On January 29, 2009, we sold 200,000 shares of common stock for $50,000.

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share and 26,200,000 common shares issued and outstanding as of January 31, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

REVENUES

We had no revenues during the three months ended January 31, 2009 and 2008.

PROFESSIONAL FEES

For the three month ended January 31, 2009 and 2008, our professional fees were $15,266 and $809, respectively. The increase is due to our increased requirement for accounting and legal assistance related to our progressed business stage.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2009 and 2008, our general and administrative expenses were $16,799 and $0, respectively. The increase is primarily due to consulting fees.

NET LOSS

For the three months ended January 31, 2009 and 2008, our net losses were $32,175 and $809, respectively. The increase is due to our increased business activity.

SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

REVENUES

We had no revenues during the six months ended January 31, 2009 and 2008.

PROFESSIONAL FEES

For the six months ended January 31, 2009 and 2008, our professional fees were $39,221 and $3,500, respectively. The increase is due to our increased requirement for accounting and legal assistance related to our progressed business stage.

GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended January 31, 2009 and 2008, our general and administrative expenses were $53,804 and $3,067, respectively. The increase is primarily due to consulting fees.

NET LOSS

For the six months ended January 31, 2009 and 2008, our net losses were $102,742 and $14,317, respectively. The increase is due to our increased business activity.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009 we had cash of $509 and working capital of $28,050. This compares to cash of $49,754 and working capital of $54,504 at July 31, 2008. As of January 31, 2009, we had a deficit accumulated during the development stage of $123,238.

Baron will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate revenues, or that Baron is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities for the six months ended January 31, 2009 and 2008 were $124,160 and $14,907, respectively. The increase is due to our increased business activity.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities for the three months ended January 31, 2009 and 2008 were $413,500 and $0, respectively. The increase is due to our acquisition of oil and gas properties.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities for the three months ended January 31, 2009 and 2008 were $488,415 and $0, respectively. The increase is due to our private placement.

CRITICAL ACCOUNTING POLICIES

ASSET RETIREMENT OBLIGATIONS

We have significant obligations to remove tangible equipment and facilities associated with our oil and gas wells and our gathering systems, and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells and our gathering systems. Estimating the future restoration and removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

FULL COST CEILING LIMITATION

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test write down to the extent of such excess. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a write down if prices increase subsequent to the end of a quarter in which a write down might otherwise be required. If oil and natural gas prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write downs of our oil and natural gas properties could occur in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the SEC on October 8, 2008. The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

August 29, 2008 - Sold 1,400,000 shares of common stock for $350,000.

October 16, 2008 - Sold 600,000 shares of common stock for $150,000.

January 29, 2009 - Sold 200,000 shares of common stock for $50,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On February 24th, 2009, our November 5, 2008 filing with the State of Nevada to request a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock became effective. In addition to the forward split, the ticker symbol was changed from "BRON" to "BROE". As a result, our authorized capital was increased from 75,000,000 to 150,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 13,100,000 shares of common stock to 26,200,000 shares of common stock.

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

March 17, 2009           Baron Energy Inc.


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


/s/ Michael Maguire                                              March 17, 2009
--------------------------------------------------               --------------
Michael Maguire, President & Director                                Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)