Form 10-Q
period 2009-04-30
Baron Energy Inc.
filed 2009-06-15
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares as of June 12, 2009.

                                BARON ENERGY INC.

                                      INDEX

Item 1.  Financial Statements (Unaudited)                                      3

         Balance Sheets                                                        3
         Statements of Expenses                                                4
         Statements of Cash Flows                                              5
         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

Part II Other Information

Item 1.  Legal Proceedings                                                    15

Item 1A. Risk Factors                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6. Exhibits                                                              15

Signatures                                                                    16

ITEM 1. FINANCIAL STATEMENTS

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                        As of                 As of
                                                                       April 30,             July 31,
                                                                         2009                  2008
                                                                      -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    54,625           $    49,754
  Other receivables                                                         2,952                    --
  Oil inventory                                                             9,389                    --
  Deposits                                                                     --                 4,750
                                                                      -----------           -----------
      TOTAL CURRENT ASSETS                                                 66,966                54,504

OIL AND GAS PROPERTIES (FULL COST METHOD)                               1,372,937                    --

GOODWILL                                                                3,569,918                    --
                                                                      -----------           -----------
      TOTAL ASSETS                                                    $ 5,009,821           $    54,504
                                                                      ===========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $     6,092           $        --
                                                                      -----------           -----------
      TOTAL CURRENT LIABILITIES                                             6,092                    --

LONG-TERM LIABILITIES
  Asset retirement obligations                                              4,764                    --
                                                                      -----------           -----------
      TOTAL LONG-TERM LIABILITIES                                           4,764                    --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 150,000,000 shares authorized;
   44,400,000 and 24,000,000 shares issued and
   outstanding as of April 30, 2009 and July 31, 2008                      44,400                24,000
  Additional paid-in capital                                            5,130,600                51,000
  Deficit accumulated during exploration stage                           (176,035)              (20,496)
                                                                      -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                              4,998,965                54,504
                                                                      -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 5,009,821           $    54,504
                                                                      ===========           ===========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)

                                                                                                             July 24, 2007
                                                 Three Months Ended              Nine Months Ended            (inception)
                                                      April 30,                      April 30,                  through
                                            ---------------------------     ----------------------------       April 30,
                                               2009            2008            2009             2008             2009
                                            -----------     -----------     -----------      -----------      -----------
Professional Fees                           $    30,182     $     1,400     $    69,403      $     4,900      $    75,703
General and Administrative Expenses              22,505           1,713          76,309            4,780           82,755
Accretion Expense                                   110              --             327               --              327
                                            -----------     -----------     -----------      -----------      -----------
Loss from Continuing Operations                 (52,797)         (3,113)       (146,039)          (9,680)        (158,785)

Discontinued Operations
  Loss from discontinued operations                  --              --          (9,500)          (7,750)         (17,250)
                                            -----------     -----------     -----------      -----------      -----------

Net Loss                                    $   (52,797)    $    (3,113)    $  (155,539)     $   (17,430)     $  (176,035)
                                            ===========     ===========     ===========      ===========      ===========

Basic and diluted net loss per share:
  Net loss per share                        $     (0.00)    $     (0.00)    $     (0.01)     $     (0.00)
  Continuing operations loss per share      $     (0.00)    $     (0.00)    $     (0.01)     $     (0.00)
  Discontinued operations loss per share    $     (0.00)    $     (0.00)    $     (0.00)     $     (0.00)

Weighted average number of
 common shares outstanding -
 basic and diluted                           30,853,933      14,200,000      27,333,333       12,963,504
                                            -----------     -----------     -----------      -----------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     July 24, 2007
                                                                         Nine Months Ended            (inception)
                                                                             April 30,                  through
                                                                    ----------------------------        April 30,
                                                                       2009             2008              2009
                                                                    -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $  (155,539)     $   (17,430)      $  (176,035)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accretion expense                                                      327               --               327
  Changes in operating assets and liabilities:
     Decrease (increase) in other receivables                            97,017               --            97,017
     Increase (decrease) in accounts payable and accrued expenses       (28,184)             810           (28,184)
     Decrease (increase) in deposits                                      4,750           (4,750)               --
                                                                    -----------      -----------       -----------
          NET CASH USED IN OPERATING ACTIVITIES                         (81,629)         (21,370)         (106,875)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                (513,500)              --          (513,500)
                                                                    -----------      -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                        (513,500)              --          (513,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              600,000           60,000           675,000
                                                                    -----------      -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     600,000           60,000           675,000
                                                                    -----------      -----------       -----------

NET INCREASE IN CASH                                                      4,871           38,630            54,625
CASH AT BEGINNING OF PERIOD                                              49,754           15,000                --
                                                                    -----------      -----------       -----------
CASH AT END OF PERIOD                                               $    54,625      $    53,630       $    54,625
                                                                    ===========      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                          $        --      $        --       $        --
  Income taxes                                                      $        --      $        --       $        --

NON-CASH TRANSACTIONS
  Asset retirement obligations                                      $     4,437      $        --       $     4,437
  Stock issued for business acquisition                             $ 4,500,000      $        --       $ 4,500,000


                     See notes to the financial statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Baron Energy Inc. ("Baron") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Baron's annual report filed with the SEC on Form 10-K for the year ended July 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Form 10-K have been omitted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 165, SUBSEQUENT EVENTS. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

     * The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
     * The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
     * The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company does not believe that SFAS 165 will have an impact on operating results, financial position or cash flows.

On June 3, 2009, FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification will be launched on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. Preparers must begin use of the Codification for periods that begin on or about July 1, 2009. After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), BUSINESS COMBINATIONS. Statement 141R changed the accounting for business combinations. Under Statement 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R changes the accounting treatment for certain specific items, including:

     *    Acquisition costs are generally expensed as incurred;

     * Noncontrolling interests (formerly known as "minority interests" -- see Statement 160 discussion below) are valued at fair value at the acquisition date;
     * Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
     * In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
     * Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
     * Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted Statement 141R as of January 1, 2009.

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

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $52,797 for the three months ended April 30, 2009 and had an accumulated deficit of $176,035 as of April 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES, FULL COST METHOD

During October, 2008, we acquired the oil, gas, and mineral leasehold working interests in Baylor County, Texas from Lucas Energy Inc. in exchange for $213,500. In addition, we assumed all liabilities and obligations with regard to the acquired property including the obligation to deliver 225 barrels of oil to a third party. In the preliminary purchase price allocation, the entire purchase price was allocated to unevaluated properties. During November 2008, another $200,000 was spent on a feasibility study. On April 6, 2009, we acquired leases in South Texas through a stock purchase of TMG Partners, LLC (see Note 6); the preliminary purchase price allocation for those leases was $855,000. We paid an additional $100,000 towards the lease agreement on April 9, 2009. Oil and gas properties include $4,437 of capitalized costs associated with our asset retirement obligation.

We use the full cost method of accounting for oil and gas producing activities. Under this method of accounting, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of acquisition, exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unevaluated property costs begins when the properties are evaluated or their values become impaired. Baron assesses the realizability of unevaluated properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unevaluated properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Baron to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method. There was no production in the three or nine months ended April 30, 2009, therefore no amortization was recorded.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no impairment expense in the three or nine months ended April 30, 2009.

ASSET RETIREMENT OBLIGATIONS

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

The following is a description of the changes to the Company's asset retirement obligations:

                                                                   2009
                                                                 --------

         Asset retirement obligations at July 31, 2008           $     --
         Additions                                                  4,437
         Accretion expense                                            327
                                                                 --------

         Asset retirement obligations at April 30, 2009          $  4,764
                                                                 ========

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic earnings (loss) per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Baron had no options or warrants outstanding at April 30, 2009.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 5. DISCONTINUED OPERATIONS

On July 31, 2008, Baron's management made the decision to discontinue its prior business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas. There were no assets associated with these operations, no remaining liabilities as of April 30, 2009, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations."

The following table presents the loss for the interim periods shown and from Inception.

                                                                                           July 24, 2007
                                        Three Months Ended         Nine Months Ended       (inception)
                                            April 30,                  April 30,              through
                                      ---------------------     ----------------------       April 30,
                                        2009         2008         2009          2008           2009
                                      --------     --------     --------      --------       --------
Costs and expenses                    $     --     $     --     $ (9,500)     $ (7,750)      $(17,250)
                                      --------     --------     --------      --------       --------

Loss from discontinued operations     $     --     $     --     $ (9,500)     $ (7,750)      $(17,250)
                                      ========     ========     ========      ========       ========

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 6. ACQUISITIONS

On April 6, 2009, Baron acquired 100% of the issued and outstanding membership interests of TMG Partners, LLC, a Nevada limited liability company ("TMG") in exchange for 18,000,000 restricted shares of common stock of the Company.

The initial accounting for the business combination has not been completed because the determination of the acquisition date fair value of the assets acquired. The fair value of the acquired identifiable assets of $4,500,000 is provisional pending receipt of the final valuations for the assets acquired. The fair value of the 18,000,000 restricted shares issued as consideration paid for TMG ($4,500,000) was determined on the basis of the price of the Company's common shares received from private placements during the nine months ended April 30, 2009.

The following table summarizes the consideration paid for TMG and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:

Cash                                                                 $       --
Equity instruments (18,000,000 common shares of the Company)          4,500,000
Contingent consideration arrangement                                         --
                                                                     ----------
Fair value of total consideration transferred                         4,500,000
Fair value of the Company's equity interest in TMG held before
 the business combination                                                    --
                                                                     ----------
                                                                     $4,500,000
                                                                     ==========

Recognized amounts of identifiable assets acquired and liabilities assumed:

Other receivables                                                    $   99,969
Oil inventory                                                             9,389
Oil and gas properties                                                  855,000
Goodwill                                                              3,569,918
Less: Liabilities                                                       (34,276)
                                                                     ----------
      Total                                                          $4,500,000
                                                                     ==========


Estimated acquisition-related costs (included in selling, general, and administrative expenses in the Company's statement of expenses
for the nine months ended April 30, 2009)                            $    9,750
                                                                     ==========

The following table presents the unaudited pro forma condensed combined statement of expenses as if TMG Partners, LLC had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company's results of operations or financial position would have been if such transactions had occurred on the date indicated.

                                                          Pro Forma                         Pro Forma
                                                      Three Months Ended                 Nine Months Ended
                                                          April 30,                          April 30,
                                                -----------------------------       ----------------------------
                                                   2009              2008              2009             2008
                                                -----------       -----------       -----------      -----------
Professional Fees                               $    53,033       $     1,400       $   253,714      $     4,900
Write-down of oil inventory                              --                --            20,182

General & Administrative Expenses                    22,505             1,713            81,734            4,780
Accretion Expense                                       110                --               327               --
                                                -----------       -----------       -----------      -----------

Loss from Continuing Operations                     (75,648)           (3,113)         (355,957)          (9,680)

Discontinued Operations
  Loss from discontinued operations                      --                --            (9,500)          (7,750)
                                                -----------       -----------       -----------      -----------

Net Loss                                        $   (75,648)      $    (3,113)      $  (365,457)     $   (17,430)
                                                ===========       ===========       ===========      ===========

Basic and diluted net loss per share
Net loss per share                              $     (0.00)      $     (0.00)      $     (0.01)     $     (0.00)
Continuing operations loss per share            $     (0.00)      $     (0.00)      $     (0.01)     $     (0.00)
Discontinued operations loss per share          $     (0.00)      $     (0.00)      $     (0.00)     $     (0.00)
Weighted average number of common
 shares outstanding -
 basic and diluted                               44,202,247        32,933,333        43,816,850       30,963,504
                                                -----------       -----------       -----------      -----------

NOTE 7. COMMON STOCK

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

On April 6, 2009, we issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000 (see Note 6).

On April 29, 2009, we sold 200,000 shares of common stock for $50,000.

NOTE 8. COMMITMENTS & CONTINGENCIES

Upon the acquisition of TMG Partners, LLC (See Note 6), the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,300,000 for leases. As of April 30, 2009, the Company had paid $955,000 of the total $1,300,000 commitment and is obligated to pay the remaining upon request.

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business. As of April 30, 2009, no such matters were outstanding.

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

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 12,000,000 shares at a price of $0.02 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

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

On August 29, 2008, we sold 1,400,000 shares of common stock for $350,000

Effective September 2, 2008, we affected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 12,000,000 shares of common stock to 24,000,000 shares of common stock.

During October, 2008, we acquired the oil, gas, and mineral leasehold working interests in Baylor County, Texas from Lucas Energy Inc. in exchange for two hundred thirteen thousand five hundred dollars $213,500. In addition, we assumed all liabilities and obligations with regard to the acquired property including the obligation to deliver 225 barrels of oil to a third party.

On October 16, 2008, we sold 600,000 shares of common stock for $150,000.

On November 3, 2008, Baron entered into an agreement with a third party to perform the evaluation, economic analysis, geologic study, seismic study, AFE design and prospect, and overall feasibility of the South Texas YUGA prospect for a fee of ($200,000).

On January 29, 2009, we sold 200,000 shares of common stock for $50,000.

April 6, 2009 - Issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000 (see Note 6 to the financial statements).

On April 29, 2009, we sold 200,000 shares of common stock for $50,000.

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share and 44,400,000 common shares issued and outstanding as of April 30, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2009 AND 2008

We had no revenues during the three months ended April 30, 2009 and 2008.

For the three month ended April 30, 2009 and 2008, our professional fees were $30,182 and $1,400, respectively. The increase is due to our increased requirement for accounting and legal assistance related to our progressed business stage.

For the three months ended April 30, 2009 and 2008, our general and administrative expenses were $22,505 and $1,713, respectively. The increase is primarily due to consulting fees.

For the three months ended April 30, 2009 and 2008, our net losses were $52,797 and $3,113, respectively. The increase is due to our increased business activity.

NINE MONTHS ENDED APRIL 30, 2009 AND 2008

We had no revenues during the nine months ended April 30, 2009 and 2008.

For the nine months ended April 30, 2009 and 2008, our professional fees were $69,403 and $4,900, respectively. The increase is due to our increased requirement for accounting and legal assistance related to our progressed business stage.

For the nine months ended April 30, 2009 and 2008, our general and administrative expenses were $76,309 and $4,780, respectively. The increase is primarily due to consulting fees.

For the nine months ended April 30, 2009 and 2008, our net losses were $155,539 and $17,430, respectively. The increase is due to our increased business activity.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had cash of $54,625 and working capital of $60,874. This compares to cash of $49,754 and working capital of $54,504 at July 31, 2008. As of April 30, 2009, we had a deficit accumulated during the development stage of $176,035.

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

Cash used in operating activities for the nine months ended April 30, 2009 and 2008 were $81,629 and $21,370, respectively. The increase is due to our increased business activity.

Cash used in investing activities for the nine months ended April 30, 2009 and 2008 were $513,500 and $0, respectively. The increase is due to our acquisition of oil and gas properties.

Cash provided by financing activities for the nine months ended April 30, 2009 and 2008 were $600,000and $60,000, respectively. The increase is due to our private placements.

CRITICAL ACCOUNTING POLICIES

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

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

August 29, 2008 - Sold 1,400,000 shares of common stock for $350,000.

October 16, 2008 - Sold 600,000 shares of common stock for $150,000.

January 29, 2009 - Sold 200,000 shares of common stock for $50,000.

April 6, 2009 - Issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000 (See Note 6 to the financial statements).

April 29, 2009 - Sold 200,000 shares of common stock for $50,000.

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

June 12, 2009             Baron Energy Inc.


                              /s/ Michael Maguire
                              --------------------------------------------------
                          By: Michael Maguire
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer,
                              President, Secretary, Treasurer & Director)


                              /s/ Lou Schiliro
                              --------------------------------------------------
                          By: Lou Schiliro
                              (Director)

In accordance with the requirements of the Securities Act of 1933, this quarterly report was signed by the following person in the capacities and date stated.

/s/ Michael Maguire                                                June 12, 2009
--------------------------------------------------                 -------------
Michael Maguire, President & Director                                  Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)