Form 10-K
period 2009-07-31
Baron Energy Inc.
filed 2009-10-29
CIK 1410012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-146627

BARON ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	**26-0582528**
(State of other jurisdiction of incorporation or organization)	*(I.R.S. Employer Identification No.)*

3753 Howard Hughes Pkwy Ste 135
Las Vegas, NV 89169-0915
(Address of principal executive offices)
(702) 993-7424
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ] **Accelerated filer [ ]**

Non-accelerated filer [ ] **Smaller reporting company [X]**

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares as of October 29, 2009.

	BARON ENERGY, INC.
FORM 10-K
For the Fiscal Year Ended July 31, 2009
TABLE OF CONTENTS

		Page
PART 1
Item 1.	Business	4
Item 1A.	Risk Factors.	5
Item 2.	Properties.	13
Item 3.	Legal Proceedings.	13
Item 4.	Submission of Matters to a Vote of Security Holders.	13

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
	Equity Securities.	13
Item 6.	Selected Financial Data.	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data.	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	18
Item 9A.	Controls and Procedures.	18
Item 9B.	Other Information.	19

Part III
Item 10.	Directors, Executive Officers and Corporation Governance.	20
Item 11.	Executive Compensation.	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters.	23
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	23
Item 14.	Principal Accounting Fees and Services.	23

Part IV

Item 15.	Exhibits, Financial Statement Schedules.	24
	Signatures	24
	Financial Statements and Footnotes	F1–F16

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

  our growth strategies;
  anticipated trends in our business;
  our ability to make or integrate acquisitions;
  our liquidity and ability to finance our exploration, acquisition and development strategies;
  market conditions in the oil and gas industry;
  the timing, cost and procedure for proposed acquisitions;
  the impact of government regulation;
  estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
  planned capital expenditures (including the amount and nature thereof);
  increases in oil and gas production;
  the number of wells we anticipate drilling in the future;
  estimates, plans and projections relating to acquired properties;
  the number of potential drilling locations; and
  our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

  the possibility that our acquisitions may involve unexpected costs;
  the volatility in commodity prices for oil and gas;
  the accuracy of internally estimated proved reserves;
  the presence or recoverability of estimated oil and gas reserves;
  the ability to replace oil and gas reserves;
  the availability and costs of drilling rigs and other oilfield services;
  environmental risks;
  exploration and development risks;
  competition;
  the inability to realize expected value from acquisitions;
  the ability of our management team to execute its plans to meet its goals;
  other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1 - BUSINESS.

Background

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. On July 31, 2008, Baron's management made the decision to discontinue its prior business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas. There were no assets associated with these operations, no remaining liabilities as of July 31, 2009, and there was no gain or loss associated with the discontinuation of the mineral operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations." Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. We are an exploration stage company with minimal revenues and limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Suite 135, Las Vegas, NV 89169. Baron Energy is an independent oil and gas company based in Las Vegas, Nevada.

Research and Development

We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Oil and Gas Overview

We pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk. Our prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. We strive to use modern 3-D seismic technology to help us identify potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We seek out other industry partners to maintain a balanced working interest in all of our projects.

Competition

We compete with independent oil and gas companies for exploration prospects, property acquisitions and for the equipment and labor required to operate and develop these properties. Many of our competitors have substantially greater financial and other resources than we have. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

Long Term Success

Our success depends on the successful acquisition, exploration and development of commercial grade oil and gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and gas exploration and development industry.

Regulation

The exploration and development of oil and gas properties are subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

Recent Developments

During October, 2008, we acquired an oil, gas, and mineral leasehold working interest in Baylor County, Texas from Lucas Energy Inc. in exchange for $213,500. Subsequently, there was a purchase price adjustment of $31,515 for net operating expenses incurred from the properties and paid by Lucas Energy, Inc. In addition, we assumed all liabilities and obligations with regard to the acquired property including the obligation to deliver 225 barrels of oil to a third party. In the preliminary purchase price allocation, the entire purchase price was allocated to unevaluated properties. During November 2008, another $200,000 was spent on a feasibility study. On April 6, 2009, we acquired leases in South Texas through a stock purchase of TMG Partners, LLC; the preliminary purchase price allocation for those leases was $855,000. We paid an additional $100,000 towards the lease agreement on April 9, 2009. Oil and gas properties included $4,437 of capitalized costs associated with our asset retirement obligation. Due to the decline in oil and gas prices, lack of commercial production and our inability to raise funds to develop our oil and gas properties, our capitalized oil and gas properties have been fully impaired as of July 31, 2009.

Employees

We currently have one employee. We may hire more employees in the next fiscal year as needed. All other services are currently contracted for with independent contractors. The Company has not obtained “key man” life insurance on any of its officers or directors.

Availability of SEC Filings

You may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Industry Segments

We are presently engaged in one industry segment, which is the exploration and production of oil and natural gas.

ITEM 1A - RISK FACTORS.

An investment in our common stock involves a number of risks. These risks include those described in this confidential private placement memorandum and others we have not anticipated or discussed. Before you purchase the Securities you should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this memorandum and in our filings with the Commission that we have incorporated by reference in this memorandum. Any of the risks discussed below or elsewhere in this memorandum or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition. As a result, they could have an impact on our ability to pay any amounts due with respect to the Securities, or our stock price.

Risks Relating to Our Business

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history. Businesses in the start-up or initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

To continue growth and to fund our expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing will be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed private placement.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We face intense competition.

We compete against many other energy companies, some of which have considerably greater resources and abilities. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we will report in our SEC filings will be estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

  unexpected drilling conditions;
  pressure or irregularities in formations;
  equipment failures or accidents;
  inability to obtain leases on economic terms, where applicable;
  adverse weather conditions;
  compliance with governmental requirements; and
  shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

  the results of previous development efforts and the acquisition, review and analysis of data;
  the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;
  the approval of the prospects by other participants, if any, after additional data has been compiled;
  economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;
  our financial resources and results;
  the availability of leases and permits on reasonable terms for the prospects; and
  the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

  worldwide and domestic supplies of crude oil and natural gas;
  the level of consumer product demand;
  weather conditions;
  domestic and foreign governmental regulations;
  the price and availability of alternative fuels;
  political instability or armed conflict in oil producing regions;
  the price and level of foreign imports; and
  overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

Risks Related To Share Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

  actual or anticipated variations in our quarterly results of operations;
  changes in market valuations of companies in our industry;
  changes in expectations of future financial performance;
  fluctuations in stock market prices and volumes;
  issuances of dilutive common stock or other securities in the future;
  the addition or departure of key personnel;
  announcements by us or our competitors of acquisitions, investments or strategic alliances; and
  the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock, could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

Our common stock is considered "penny stock" securities under Exchange Act rules, which may limit the marketability of our securities.

Our securities are considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealer's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, THE COMPANY IS SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO THE PARTICULAR BUSINESS OF THE COMPANY, AS WELL AS GENERAL BUSINESS RISKS. INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN THE COMPANY'S SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION. THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A VERY HIGH DEGREE OF RISK.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere competing for properties. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil.

Government Regulation

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and gas industry is common place and existing laws and regulations are frequently amended or reinterpreted, Baron Energy may be unable to predict the future cost or impact of complying with these laws and regulations. Baron Energy considers the cost of environmental protection a necessary and manageable part of its business. Baron Energy has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Exploration and Production

Baron Energy's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Baron Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production for oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Baron Energy can produce from its wells and to limit the number of wells or the locations at which Baron Energy can drill.

Environmental

Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in the company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Occupational Health and Safety

Baron Energy is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, Baron Energy is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations.

Baron Energy considers the cost of safety and health compliance a necessary and manageable part of its business. Baron Energy has been able to plan for and comply with new initiatives without materially altering its operating strategies.

Baron Energy is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Baron Energy has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Baron Energy's financial statements. Baron Energy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

Taxation

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Commitments and Contingencies

Baron Energy is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail; however, an estimate of these costs have been made by management. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. A majority of the states require a security bond varying in value from state to state and depending on the number of wells that Baron Energy may operate. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

ITEM 2 - PROPERTIES.

Our properties consist of working interests owned by us in oil and gas wells and oil and gas lease acreage located in Texas. All of our oil and gas properties have been fully impaired as of July 31, 2009.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended July 31, 2009.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently listed for trading on the OTC Bulletin Board under the symbol BROE (formerly BRON & NVWT). There has been no active trading market up to July 31, 2009

Holders

As of July 31, 2009, there were 44,400,000 shares of common stock issued and outstanding, with 60 shareholders of record.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Issuance of Unregistered Shares of Common Stock

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

On August 29, 2008, we sold 1,400,000 shares (700,000 shares prior to the February 2009 stock split) of common stock for $350,000.

On October 16, 2008, we sold 600,000 (300,000 shares prior to the February 2009 stock split) shares of common stock for $150,000.

On January 29, 2009, we sold 200,000 (100,000 shares prior to the February 2009 stock split) shares of common stock for $50,000.

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

On April 6, 2009, we issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000.

On April 29, 2009, we sold 200,000 shares of common stock for $50,000.

ITEM 6 - SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The terms “Baron Energy,” “Baron,” “we,” “us” and “our” refer to Baron Energy Inc.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 3,000,000 shares at a price of $0.02 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

On July 9, 2008 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "NVWT". On September 2, 2008 the symbol was changed to "BRON" and on February 24, 2009 the symbol was changed to “BROE”.

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

On August 29, 2008, we sold 1,400,000 shares (700,000 shares prior to the February 2009 stock split) of common stock for $350,000.

On October 16, 2008, we sold 600,000 (300,000 shares prior to the February 2009 stock split) shares of common stock for $150,000.

On January 29, 2009, we sold 200,000 (100,000 shares prior to the February 2009 stock split) shares of common stock for $50,000.

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

On April 6, 2009, we issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000.

On April 29, 2009, we sold 200,000 shares of common stock for $50,000.

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share and 44,400,000 common shares issued and outstanding as of July 31, 2009.

For the Year Ended July 31, 2009 Compared to the Year Ended July 31, 2008

Results of Operations:

Oil and Gas Revenues

Oil and gas revenues were $5,092 and $0 for the years ending July 31, 2009 and 2008, respectively. The increase in our oil and gas net sales was a result of our acquisition of the Green Lease wells acquired from Lucas Energy, Inc.

General and Administrative Expenses

General and administrative expenses were $182,224 and $12,156 for the years ending July 31, 2009 and 2008, respectively. The $170,068 increase was primarily due to our increase in consulting fees.

Lease Operating Expenses

Lease operating expenses were $45,995 and $0 for the years ending July 31, 2009 and 2008, respectively. The $45,995 increase in lease operating expenses was due to the acquisition of the Green Lease wells acquired from Lucas Energy, Inc.

Impairment

Impairment expenses were $4,911,340 and $0 for the years ending July 31, 2009 and 2008, respectively. The $4,911,340 increase in impairment was due to the write down of oil and gas properties and goodwill in the amounts of $1,341,422 and $3,569,918, respectively. The impairment was due to the lack of funds to develop the acquired properties as of July 31, 2009.

Liquidity and Capital Resources

As of July 31, 2009, we had cash of $12,217 and working capital of $14,954. This compares to cash of $49,754 and working capital of $54,504 at July 31, 2008. The decrease in working capital was due to the decrease in cash. As of July 31, 2009, we had a deficit accumulated during the exploration stage of $5,164,926. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

In the opinion of management, inflation has not had a material effect on the operations of Baron Energy.

Cash flow from operating activities

Cash used in operating activities for the years ended July 31, 2009 and 2008 were $155,552 and $25,246, respectively. The increase is due to our increased business activity.

Cash flow from investing activities

Cash used in investing activities for the years ended July 31, 2009 and 2008 were $481,985 and $0, respectively. The increase is due to our acquisition of oil and gas properties.

Cash flow from financing activities

Cash provided by financing activities for the nine months ended April 30, 2009 and 2008 were $600,000 and $60,000, respectively. The increase is due to our private placements.

Hedging

We did not hedge any of our oil or natural gas production during fiscal 2009 or 2008 and have not entered into any such hedges from July 31, 2009 through the date of this filing.

Contractual Obligations and Off-Balance Sheet Arrangements

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,300,000 for leases. As of July 31, 2009, the Company had paid $955,000 of the total $1,300,000 commitment and is obligated to pay the remaining upon request.

Baron accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service (ARO). The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Baron recorded $4,880 of asset retirement obligations at July 31, 2009; the settlement of the ARO is expected to occur more than five years after July 31, 2009.

Related Party Transactions

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Oil and Gas Properties

Baron uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by country basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Baron assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Baron to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. All of Baron’s oil and gas properties are fully impaired as of July 31, 2009.

Ceiling Test

In applying the full cost method, Baron performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at July 31, 2009, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of July 31, 2009 all oil and gas properties were fully impaired in the amount of $1,341,422. The impairment was due to the lack of funds to develop the acquired properties as of July 31, 2009.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. The goodwill totaling $3,569,918 was subsequently impaired based on the annual impairment test. The goodwill impairment will be non-allowable for tax purposes

Oil and Gas Reserves

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting ”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact, if any, that the adoption of the pronouncement will have on our operating results, financial position or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of July 31, 2009 and 2008 and for the fiscal years ended July 31, 2009 and 2008 were audited by GBH CPAs, PC, an independent registered public accounting firm, and Malone & Bailey, PC, an independent registered public accounting firm, respectively, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of July 31, 2009. Accordingly, we concluded that our disclosure controls and procedures were effective as of July 31, 2009.

Our internal control over financial reporting (ICFR) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; ii. provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of July 31, 2009, we did maintain effective control over the financial reporting process.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Baron Energy Inc. (formerly Nevwest Explorations Corp.), whose one year term will expire as noted below are:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Maguire	56	President,	09/12/08	Month to month
Celebration, FL		Secretary,	(Director since 08/15/08)
		Treasurer,
		CFO, CEO &
		Director

Lou Schiliro	37	Director	09/12/08	Month to month

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

Since 1992 Mr. Maguire has been president and owner/operator of West Texas Recovery, a private full service oil & gas company. Since May 1996 until 2008, Mr. Maguire also was also Vice-President of Engineering for International Power Group, a public company.

Lou Schiliro has been a director of the Company since September 12, 2008.

Mr. Schiliro graduated from West Virginia University with a Bachelors in International Relations, 1993. He then attended George Mason University and received his Master in International Transactions, 1995. He began working for the US Department of Commerce, International Trade Administration in 1995 as a Trade Specialist. As a Trade Specialist his job was to create distribution and sales opportunities for US manufactures. In 1997 he was hired to create an International Sales program for SAFECO inc. SAFECO was a safety Equipment Distributor of personal protective equipment. In 1999 he co-founded Global Protection, which is a Homeland Security equipment company. Since 1999 Mr. Schiliro has served Global Protection as its Director of Operations. Since September 2008, Mr. Schiliro was formerly an officer and director of Elko Ventures Inc. a public resource exploration company.

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

ITEM 11 – EXECUTIVE COMPENSATION

The current Board of Directors is comprised of Mr. Maguire and Mr. Schiliro.

SUMMARY COMPENSATION TABLE									
Name and Principal Position	***Year***	***Salary***	***Bonus***	***Stock Awards***	***Option Awards***	***Non-Equity Incentive Plan Compen-sation***	***Change in Pension Value and Non-qualified Deferred Compen-sation Earnings***	***All Other Compen-sation***	***Total***
Albert Abah, (former) CEO & Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Michael Maguire, CEO, CFO, Director	2009	73,500	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Lou Schiliro, Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

An employment agreement between the Company and Mr. Maguire exists.

On July 24, 2007, a total of 3,000,000 shares of common stock were issued to Mr. Abah in exchange for cash in the amount of $15,000 U.S., or $.005 per share. The terms of this stock issuance was as fair to the Company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. Subsequent to a 2 for 1 forward stock split on September 2, 2008 and a 2 for 1 forward stock split on February 24, 2009, Mr. Abah now holds 12,000,000 shares of common stock.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Abah was not paid for any underwriting services that he performed on our behalf with respect to our offering that was completed on April 8, 2008, which was conducted while he was a director of the company.

On July 24, 2007, a total of 3,000,000 shares of common stock were issued to Mr. Abah in exchange for $15,000 US, or $.005 per share. All these shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended, and are held by a former officer and director. (See "Principal Stockholders".)

Subsequent to a 2 for 1 forward stock split on September 2, 2008 and a 2 for 1 forward stock split on February 24, 2009, Mr. Abah now holds 12,000,000 shares of common stock.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were approximately $35,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2009.

The total fees charged to the company for audit services were approximately $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended July 31, 2008.

PART IV

ITEM 15 - EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of CEO
32.1	Sec. 906 Certification of CEO/CFO

* Previously filed with our SB-2 Registration Statement under Commission File Number 333-146627.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2009

Baron Energy Inc.

/s/ Michael Maguire

By: Michael Maguire
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer,
President, Secretary, Treasurer & Director)

/s/ Lou Schiliro

By: Lou Schiliro
(Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ Michael Maguire                                                                                    October 29, 2009
Michael Maguire, President & Director                                                           Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Baron Energy, Inc
(An Exploration Stage Company)
Las Vegas, NV

We have audited the accompanying balance sheet of Baron Energy Inc. as of July 31, 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception through July 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from inception through July 31, 2008 include total revenues and net loss of $0 and $20,496, respectively. Our opinion on the statements of expenses, stockholders' equity and cash flows for the period from inception through July 31, 2009, insofar as it relates to amounts for prior periods through July 31, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Baron Energy Inc., as of July 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Baron Energy Inc., will continue as a going concern. As discussed in Note 2 to the financial statements, Baron has suffered recurring net losses and has an accumulated deficit as of July 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Barron Energy Inc. (formerly Nevwest Explorations Corp.) (An Exploration Stage Company) Las Vegas, NV

We have audited the accompanying balance sheet of Barron Energy Inc. (an exploration stage company) as of July 31, 2008 and the related statements of expenses, stockholders’ equity, and cash flows for the year then ended and for the period from July 24,2007 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barron Energy Inc. as of July 31, 2008 and the results of operations and cash flows for the year then ended and for the period from July 24, 2007 (inception) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
October 8, 2008

BARON ENERGY INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

		As of July 31, 2009		As of July 31, 2008
CURRENT ASSETS				
Cash	$	12,217	$	49,754
Deposits		5,000		4,750
TOTAL CURRENT ASSETS		17,217		54,504
OIL AND GAS PROPERTIES (FULL COST METHOD), Unevaluated		-		-
TOTAL ASSETS	$	17,217	$	54,504

LIABILITIES and STOCKHOLDERS' EQUITY

		As of July 31, 2009		As of July 31, 2008
CURRENT LIABILITIES				
Accounts payable and accrued expenses	$	2,263	$	-
TOTAL CURRENT LIABILITIES		2,263		-
LONG-TERM LIABILITIES				
Asset retirement obligations		4,880		-
TOTAL LONG-TERM LIABILITIES		4,880		-
STOCKHOLDERS' EQUITY				
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,400,000 and 24,000,000 shares issued and outstanding as of July 31, 2009 and July 31, 2008		44,400		24,000
Additional paid-in capital		5,130,600		51,000
Deficit accumulated during exploration stage		(5,164,926)		(20,496)
TOTAL STOCKHOLDERS' EQUITY		10,074		54,504
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$	17,217	$	54,504

See notes to financial statements.

BARON ENERGY INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended July 31, 2009	Year Ended July 31, 2008	July 24, 2007 (inception) through July 31, 2009
Oil revenues	$ 5,092	$ -	$ 5,092
Expenses:	$		
General and administrative expenses	182,244	12,156	194,990
Lease operating expense	45,995	-	45,995
Impairment	4,911,340	-	4,911,340
Accretion expense	443	-	443
Loss from continuing operations	$ (5,134,930)	$ (12,156)	$ (5,147,676)
Discontinued operations			
Loss from discontinued operations	(9,500)	(7,750)	(17,250)
Net loss	$ (5,144,430)	$ (19,906)	(5,164,926)
Basic and diluted net loss per			
Net loss per share	$ (0.16)	$ (0.00)	
Continuing operations loss per share	$ (0.16)	$ (0.00)	
Discontinued operations loss per share	$ (0.00)	$ (0.00)	
Weighted average number of common shares outstanding – basic and diluted	31,635,068	15,737,705	

See notes to financial statements.

5

BARON ENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended July 31, 2009	Year Ended July 31, 2008	24-Jul-07 (inception) through April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (5,144,430)	$ (19,906)	$ (5,164,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			
Accretion expense	443	-	443
Impairment	4,911,340	-	4,911,340
Changes in operating assets and liabilities:			
Accounts receivable	99,969	-	99,969
Inventory	9,389	-	9,389
Accounts payable and accrued expenses	(32,013)	(590)	(32,013)
Deposits	(250)	(4,750)	(5,000)
NET CASH USED IN OPERATING ACTIVITIES	**(155,552)**	**(25,246)**	**(180,798)**
CASH FLOWS FROM INVESTING ACTIVITIES			
Acquisition of oil and gas properties	(481,985)	-	(481,985)
NET CASH USED IN INVESTING ACTIVITIES	**(481,985)**	-	**(481,985)**
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from sale of common stock	600,000	60,000	675,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	**600,000**	**60,000**	**675,000**
Net increase (decrease) in cash	**(37,537)**	**34,754**	**12,217**
Cash at beginning of period	**49,754**	**15,000**	-
Cash at end of period	**$ 12,217**	**$ 49,754**	**$ 12,217**
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION			
Cash paid during year for :			
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
NON-CASH TRANSACTIONS			
Asset retirement obligations	$ 4,437	$ -	$ 4,437
Stock issued for business combination	$ 4,500,000	$ -	$ 4,500,000

See notes to financial statements

BARON ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

Baron Energy Inc. (the “Company”) was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. All of Baron’s oil and gas properties are located in the United States.

Basis of Presentation

The accompanying audited financial statements of Baron have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC.

Exploration Stage Company

On July 24, 2007 (the inception date), the Company commenced operations. As of July 31, 2009, the Company has not produced a sustainable positive cash flow from its oil and gas operations. Accordingly, the Company’s activities have been accounted for as those of an “Exploration Stage Enterprise”. The Company’s financial statements have been identified as those of an exploration stage company. In addition, the statements of operations, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of an “Exploration Stage Enterprise” until such time that the Company’s operations have generated significant revenues.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $5,144,430 for the year ended July 31, 2009 and had an accumulated deficit of $5,164,926 as of July 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Baron' financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Baron to concentration of credit risk consist of cash. At July 31, 2009, Barons’ cash balances were within federal insured limits and were fully insured. Baron maintains cash accounts only at large high quality financial institutions and Baron believes the credit risk associated with cash held in banks is remote.

Oil and Gas Properties, Full Cost Method

Baron uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by country basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Baron assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Baron to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. All of Baron’s oil and gas properties are fully impaired as of July 31, 2009.

Ceiling Test

In applying the full cost method, Baron performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at July 31, 2009, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

As of July 31, 2009 all oil and gas properties were fully impaired in the amount of $1,341,422. The impairment was due to the lack of funds to develop the acquired properties as of July 31, 2009.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

Deferred Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Year Ended July 31,

Revenue and Cost Recognition

Baron recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.

Income Taxes

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step is a recognition process whereby the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. SFAS 165 became effective for us for the annual period ended July 31, 2009 and the adoption did not have an impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the impact SFAS 168 will have on our consolidated financial statements and disclosures.

In December 2008, the SEC released Final Rule, “ Modernization of Oil and Gas Reporting ” The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any that the adoption of the pronouncement will have on the Company’s operating results, financial position or cash flows.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

Baron records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Baron accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Baron's credit-adjusted risk-free interest rate. No market risk premium has been included in Baron's calculation of the ARO balance. Baron recorded $4,880 and $0 of asset retirement obligations for the years ended July 31, 2009 and 2008, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended July 31, 2009 and 2008.

NOTE 5 — DISCONTINUED OPERATIONS

On July 31, 2008, Baron's management made the decision to discontinue its prior business plan to invest in minerals and move its direction towards the investment and exploration of oil and gas. There were no assets associated with these operations, no remaining liabilities as of July 31, 2009, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations."

The following table presents the loss for the interim periods shown and from Inception.

July 24, 2007

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 6 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from operations before income taxes are as follows:

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

At July 31, 2009, Baron had a net operating loss carryforwards for federal and state income tax purposes of approximately $86,000 which will begin to expire, if unused, beginning in 2028. The valuation allowance increased approximately $535,000 for the year ended July 31, 2009 and increased by $6,969 for the year ended July 31, 2008. Section 382 Rule will place annual limitations on Baron's net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 7 - ACQUISITIONS

On April 6, 2009, Baron acquired 100% of the issued and outstanding membership interests of TMG Partners, LLC, a Nevada limited liability company ("TMG") in exchange for 18,000,000 restricted shares of common stock of the Company.

The fair value of the acquired identifiable assets was $4,500,000. The fair value of the 18,000,000 restricted shares issued as consideration paid for TMG ($4,500,000) was determined on the basis of the price of the Company's common shares received from private placements during the nine months ended April 30, 2009.

The following table summarizes the consideration paid for TMG and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

The goodwill totaling $3,569,918 was subsequently impaired based on the annual impairment test. The goodwill impairment will be non-allowable for tax purposes

The following table presents the unaudited pro forma condensed combined statement of expenses as if TMG Partners, LLC had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company's results of operations or financial position would have been if such transactions had occurred on the date indicated.

Year Ended

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On August 29, 2008, we sold 1,400,000 shares (700,000 shares prior to the February 2009 stock split) of common stock for $350,000.

On October 16, 2008, we sold 600,000 (300,000 shares prior to the February 2009 stock split) shares of common stock for $150,000.

On January 29, 2009, we sold 200,000 (100,000 shares prior to the February 2009 stock split) shares of common stock for $50,000.

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

On April 6, 2009, we issued 18,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000.

On April 29, 2009, we sold 200,000 shares of common stock for $50,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,300,000 for leases. As of July 31, 2009, the Company had paid $955,000 of the total $1,300,000 commitment and is obligated to pay the remaining upon request.

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business. As of July 31, 2009, no such matters were outstanding.

