Form 10-Q
period 2009-10-31
Baron Energy Inc.
filed 2009-12-14
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,500,000 shares as of December 14, 2009.

                                BARON ENERGY INC.

                                      INDEX

Part I   Financial Information

Item 1.  Financial Statements (Unaudited)                                     3

         Balance Sheets                                                       3
         Statements of Operations                                             4
         Statements of Shareholders' Equity (Deficit)                         5
         Statements of Cash Flows                                             6
         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4T. Controls and Procedures                                             13

Part II  Other Information

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            15

Signatures                                                                   15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            As of                As of
                                                                         October 31,            July 31,
                                                                            2009                  2009
                                                                         -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    17,257           $    12,217
  Deposits                                                                     2,500                 5,000
                                                                         -----------           -----------

TOTAL CURRENT ASSETS                                                          19,757                17,217

OIL AND GAS PROPERTIES (FULL COST METHOD),
 Unevaluated, net of impairment of $1,372,937                                     --                    --
                                                                         -----------           -----------

      TOTAL ASSETS                                                       $    19,757           $    17,217
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $    30,503           $     2,263
                                                                         -----------           -----------

TOTAL CURRENT LIABILITIES                                                     30,503                 2,263

LONG-TERM LIABILITIES
  Asset retirement obligations                                                 4,998                 4,880
                                                                         -----------           -----------
TOTAL LONG-TERM LIABILITIES                                                    4,998                 4,880

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 150,000,000 shares
   authorized; 44,500,000 and 44,400,000 shares issued and
   outstanding as of October 31, 2009 and July 31, 2009                       44,500                44,400
   Additional paid-in capital                                              5,155,500             5,130,600
   Deficit accumulated during the exploration stage                       (5,215,744)           (5,164,926)
                                                                         -----------           -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (15,744)               10,074
                                                                         -----------           -----------

      TOTAL LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)               $    19,757           $    17,217
                                                                         ===========           ===========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                July 24, 2007
                                                          Three Months Ended                     (inception)
                                                              October 31,                         through
                                                  -----------------------------------            October 31,
                                                      2009                   2008                   2009
                                                  ------------           ------------           ------------
Oil Revenues                                      $         --           $         --           $      5,092

Costs and Expenses:
  General & Administrative Expenses                     44,047                 60,960                239,037
  Lease Operating Expense                                6,653                     --                 52,648
  Impairment of goodwill and oil and
   gas properties                                           --                     --              4,911,340
  Accretion Expense                                        118                    107                    561
                                                  ------------           ------------           ------------

Loss from Continuing Operations                        (50,818)               (61,067)            (5,198,494)

Discontinued Operations
  Loss from discontinued operations                         --                 (9,500)               (17,250)
                                                  ------------           ------------           ------------

Net Loss                                          $    (50,818)          $    (70,567)            (5,215,744)
                                                  ============           ============           ============

Basic and diluted net loss per
  Net loss per share                              $      (0.00)          $      (0.00)
  Continuing operations loss per share            $      (0.00)          $      (0.00)
  Discontinued operations loss per share          $      (0.00)          $      (0.00)

Weighted average number of common
 shares outstanding                                 44,410,870             25,280,435
                                                  ------------           ------------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From July 24, 2007 (Inception) through October 31, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                           Common Stock            Additional      During the
                                       ---------------------        Paid-in       Exploration
                                       Shares         Amount        Capital          Stage              Total
                                       ------         ------        -------          -----              -----
BALANCE, JULY 24, 2007                       --      $    --      $       --       $        --       $        --
                                     ----------      -------      ----------       -----------       -----------

Stock issued for cash                12,000,000       12,000           3,000                --            15,000

Net loss                                     --           --              --              (590)             (590)
                                     ----------      -------      ----------       -----------       -----------

BALANCE, JULY 31, 2007               12,000,000       12,000           3,000              (590)           14,410

Stock issued for cash                12,000,000       12,000          48,000                --            60,000

Net loss                                     --           --              --           (19,906)          (19,906)
                                     ----------      -------      ----------       -----------       -----------

BALANCE, JULY 31, 2008               24,000,000       24,000          51,000           (20,496)           54,504

Stock issued for cash                 2,400,000        2,400         597,600                --           600,000

Stock issued to TMG Members          18,000,000       18,000       4,482,000                --         4,500,000

Net loss                                     --           --              --        (5,144,430)       (5,144,430)
                                     ----------      -------      ----------       -----------       -----------

BALANCE, JULY 31, 2009               44,400,000       44,400       5,130,600        (5,164,926)           10,074

Stock issued for cash                   100,000          100          24,900                --            25,000

Net loss                                     --           --              --           (50,818)          (50,818)
                                     ----------      -------      ----------       -----------       -----------

BALANCE, OCTOBER 31, 2009            44,500,000      $44,500      $5,155,500       $(5,215,744)      $   (15,744)
                                     ==========      =======      ==========       ===========       ===========


                     See notes to the financial statements.

                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   July 24, 2007
                                                              Three Months Ended                    (inception)
                                                                   October 31,                        through
                                                        ---------------------------------           October 31,
                                                            2009                  2008                  2009
                                                        -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (50,818)          $   (70,567)          $(5,215,744)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                          118                   107                   561
     Impairment                                                  --                    --             4,911,340
  Changes in operating assets and liabilities:
     Accounts receivable                                         --               (29,571)               99,969
     Inventory                                                   --                    --                 9,389
     Accounts payable and accrued expenses                   28,240                14,579                (3,773)
     Deposits                                                 2,500                 4,750                (2,500)
                                                        -----------           -----------           -----------
          NET CASH USED IN OPERATING ACTIVITIES             (19,960)              (80,702)             (200,758)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                          --              (213,500)             (481,985)
                                                        -----------           -----------           -----------
          NET CASH USED IN INVESTING ACTIVITIES                  --              (213,500)             (481,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                         25,000               489,571               700,000
                                                        -----------           -----------           -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES          25,000               489,571               700,000
                                                        -----------           -----------           -----------

NET INCREASE IN CASH                                          5,040               195,369                17,257

CASH AT BEGINNING OF PERIOD                                  12,217                49,754                    --
                                                        -----------           -----------           -----------

CASH AT END OF PERIOD                                   $    17,257           $   245,123           $    17,257
                                                        ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                              $        --           $        --           $        --
  Income Taxes                                          $        --           $        --           $        --

NON-CASH TRANSACTIONS
  Asset retirement obligations                          $        --           $     4,437           $     4,437
  Stock issued for business combination                 $        --           $        --           $ 4,500,000


                     See notes to the financial statements.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Baron Energy Inc. ("Baron") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Baron's annual report filed with the SEC on Form 10-K for the year ended July 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Form 10-K have been omitted.

In May 2009, the FASB issued FAS 165 (ASC 855-10), "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 (ASC 855-10) requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 (ASC 855-10) did not have a material impact on the Company's financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves to the utilization of a 12-month average price rather than a single day spot price which eliminates the ability to utilize prices subsequent to the end of a reporting period in those instances where the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures, operating results, financial position and cash flows.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $50,818 for the three months ended October 31, 2009 and had an accumulated deficit of $5,215,744 as of October 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE 3. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

                                                     2009              2008
                                                 ------------      ------------

Numerator - Net Income (Loss) (A)                $    (50,818)     $    (70,567)

Basic Income (loss) Per Share (A/B)              $      (0.00)     $      (0.00)

Denominator - weighted average shares (B)          44,410,870        25,280,435

Fully Diluted Income Per Share (A)/(B+C)         $      (0.00)     $      (0.00)

Dilutive effect of warrants (C)                            --                --
Denominator - fully diluted weighted average
 shares (B+C)                                      44,410,870        25,280,435

NOTE 4.  DISCONTINUED OPERATIONS

On July 31, 2008, we discontinued our business plan to invest in minerals and changed our business plan to the acquisition, exploration, development and production of oil and gas.

There were no assets associated with these operations, no remaining liabilities as of October 31, 2009, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations."

The following table presents the loss for the interim periods shown and from Inception.


                                                                  July 24, 2007
                                    Three Months Ended             (inception)
                                        October 31,                  through
                                --------------------------          October 31,
                                  2009              2008               2009
                                --------          --------           --------

Costs and expenses              $     --          $ (9,500)          $(17,250)
                                --------          --------           --------

Loss from discontinued
operations                      $     --          $ (9,500)          $(17,250)
                                ========          ========           ========

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 5.  ACQUISITIONS

On April 6, 2009, Baron acquired 100% of the issued and outstanding membership interests of TMG Partners, LLC, a Nevada limited liability company ("TMG") in exchange for 18,000,000 restricted shares of common stock of the Company, valued at $4,500,000 The following table presents the unaudited pro forma condensed combined statement of expenses as if TMG Partners, LLC had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company's results of operations or financial position would have been if such transactions had occurred on the date indicated.

                                                    Three Months Ended
                                                       October 31,
                                            -----------------------------------
                                                        Pro Forma
                                            -----------------------------------
                                                2009                   2008
                                            ------------           ------------
Oil Revenues                                $         --           $         --

Professional fees                                     --                 68,567
General & administrative expenses                 44,047                 66,095
Lease operating expense                            6,653                     --
Accretion expense                                    118                    107
                                            ------------           ------------
Loss from Continuing Operations                  (50,818)              (134,769)

Discontinued Operations
  Loss from discontinued operations                   --                 (9,500)
                                            ------------           ------------
Net Loss                                    $    (50,818)          $   (144,269)
                                            ============           ============

Basic and diluted net loss per
  Net loss per share                        $      (0.00)          $      (0.00)
  Continuing operations loss per share      $      (0.00)          $      (0.00)
  Discontinued operations loss per share    $      (0.00)          $      (0.00)

Weighted average number of
 common shares outstanding                    44,410,870             43,280,435
                                            ------------           ------------

NOTE 6. COMMON STOCK

All references in the financial statements to the number of common shares and related per share amounts reflect the effect of both the September 2008 and February 2009 stock splits.

Effective September 2, 2008, we effected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

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

On October 22, 2009 we sold 100,000 shares of common stock for $25,000.

NOTE 7. COMMITMENTS & CONTINGENCIES

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining upon request.

The Company may from time to time be involved with various litigation and claims that arise in the normal course of business. As of October 31, 2009, no such matters were outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and there were no significant subsequent events to report.

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

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. We are an exploration stage company with no current revenues and limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Las Vegas, NV 89169. The telephone and fax number is (702) 993-7424.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 12,000,000 shares at a price of $0.005 per share. The offering was completed on April 8, 2008 for total proceeds to the company of $60,000.

On July 9, 2008 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "NVWT". On September 2, 2008 the symbol was changed to "BRON" and on February 24, 2009 the symbol was changed to "BROE".

On July 31, 2008, we discontinued our business plan to invest in minerals and changed our business plan to the acquisition, exploration, development and production of oil and gas.

Effective September 2, 2008, we effected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

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

On October 22, 2009, we sold 100,000 shares of common stock for $25,000.

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share and 44,500,000 common shares issued and outstanding as of October 31, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

We had no revenues during the three months ended October 31, 2009 and 2008.

For the three months ended October 31, 2009 and 2008, our general and administrative expenses were $44,047 and $60,960, respectively. The decrease is primarily due to consulting fees.

For the three months ended October 31, 2009 and 2008, our lease operating expenses were $6,653 and $0, respectively. The increase is primarily due to expenses relating to the green lease wells.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009,we had cash of $17,257 and a working capital deficit of $10,746. This compares to cash of $12,217 and working capital of $14,954 at July 31, 2009. As of October 31, 2009, we had a deficit accumulated during the exploration stage of $5,215,744. Baron will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate revenues, or that Baron is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future. These factors raise substantial doubt regarding Baron's ability to continue as a going concern.

If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

CASH FLOW FROM OPERATING ACTIVITIES

Cash used in operating activities for the three months ended October 31, 2009 and 2008 were $19,960 and $80,702, respectively. The decrease is due to our decreased business activity.

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in investing activities for the three months ended October 31, 2009 and 2008 were $0 and $213,500, respectively. The decrease is due to our prior year acquisition of oil and gas properties.

CASH FLOW FROM FINANCING ACTIVITIES

Cash provided by financing activities for the three months ended October 31, 2009 and 2008 were $25,000 and $489,571, respectively. The decrease is due to our prior year private placements.

HEDGING

We did not hedge any of our oil or natural gas production during the quarters ending October 31, 2009 or 2008 and have not entered into any such hedges from October 31, 2009 through the date of this filing.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Upon the acquisition of TMG Partners, LLC (See Note 7), the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining upon request.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our management concluded that the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2009, as filed with the SEC on October 29, 2009. The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

October 22, 2009 - Sold 100,000 shares of common stock for $25,000 For working capital purposes.

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

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-146627, at the SEC website at www.sec.gov:

     Exhibit No.                         Description
     -----------                         -----------

          3.1         Articles of Incorporation*
          3.2         Bylaws*
         31.1 Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
         32.1 Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2009         Baron Energy Inc.


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


/s/ Michael Maguire                                            December 14, 2009
--------------------------------------------------             -----------------
Michael Maguire, President & Director                                Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)