Form 10-Q
period 2010-01-31
Baron Energy Inc.
filed 2010-03-17
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

                                   26-0582528
                            IRS Identification Number

                              3327 W. Wadley Ave.
                                  Suite 3-267
                                Midland, TX 79707
          (Address of principal executive offices, including zip code)

                                 (432) 685-1307
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,127,650 shares as of March 17, 2010.

                                BARON ENERGY INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   3

         Balance Sheets                                                     3
         Statements of Operations                                           4
         Statement of Changes in Stockholders' Equity                       5
         Statements of Cash Flows                                           6
         Notes to the Financial Statements                                  7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4T. Controls and Procedures                                           17

Part II  Other Information

Item 1.  Legal Proceedings                                                 18

Item 1A. Risk Factors                                                      18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.  Defaults Upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits                                                          19

Signatures                                                                 20

                                BARON ENERGY INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     As of                 As of
                                                                   January 31,            July 31,
                                                                      2010                  2009
                                                                   -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     5,630           $    12,217
  Prepaid expenses                                                     103,305                 5,000
                                                                   -----------           -----------
TOTAL CURRENT ASSETS                                                   108,935                17,217

OIL AND GAS PROPERTIES (FULL COST METHOD),
  Unevaluated, net of impairment of $1,372,937                              --                    --
                                                                   -----------           -----------

      TOTAL ASSETS                                                 $   108,935           $    17,217
                                                                   ===========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable & accrued expenses                              $    18,910           $     2,263
                                                                   -----------           -----------

TOTAL CURRENT LIABILITIES                                               18,910                 2,263

LONG-TERM LIABILITIES
  Asset retirement obligation                                            5,121                 4,880
                                                                   -----------           -----------
TOTAL LONG-TERM LIABILITIES                                              5,121                 4,880

COMMITMENTS & CONTINGENCIES (NOTE 7)                                        --                    --

TOTAL STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000
   shares authorized; 23,350,000 and 22,200,000
   shares issued and outstanding as of
   January 31, 2010 and July 31,2009                                    23,350                22,200
  Additional paid-in capital                                         5,396,650             5,152,800
  Deficit accumulated during the exploration stage                  (5,335,096)           (5,164,926)
                                                                   -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                              84,904                10,074
                                                                   -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   108,935           $    17,217
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

                                BARON ENERGY INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               July 24, 2007
                                               Three Months Ended                Six Months Ended               (inception)
                                                   January 31,                       January 31,                  through
                                          -----------------------------     ------------------------------      January 31,
                                              2010             2009             2010              2009             2010
                                          ------------     ------------     ------------      ------------     ------------
Oil Revenues                              $         --     $         --     $         --      $         --     $      5,092

Costs and Expenses:
  General & administrative expenses            119,230           32,065          163,276            93,025          358,267
  Lease operating expense                           --               --            6,653                --           52,648
  Impairment of goodwill and oil
   and gas properties                               --               --               --                --        4,911,340
  Accretion expense                                122              110              241               217              683
                                          ------------     ------------     ------------      ------------     ------------

Loss from Continuing Operations               (119,352)         (32,175)        (170,170)          (93,242)      (5,317,846)

Discontinued Operations
  Loss from discontinued operations                 --               --               --            (9,500)         (17,250)
                                          ------------     ------------     ------------      ------------     ------------

Net Loss                                  $   (119,352)    $    (32,175)    $   (170,170)     $   (102,742)    $ (5,335,096)
                                          ============     ============     ============      ============     ============
Basic and diluted:
  Net loss per share                      $      (0.01)    $      (0.00)    $      (0.01)     $      (0.01)
  Loss per share from continuing
   operations                             $      (0.01)    $      (0.00)    $      (0.01)     $      (0.01)
  Loss per share from discontinued
   operations                             $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)

Weighted average number of common shares
 outstanding, basic and diluted             22,398,370       13,001,087       22,301,630        12,815,217
                                          ------------     ------------     ------------      ------------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FROM JULY 24, 2007 (INCEPTION) THROUGH JANUARY 31, 2010
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                           Common Stock            Additional      During the
                                       ---------------------        Paid-in       Exploration
                                       Shares         Amount        Capital          Stage             Total
                                       ------         ------        -------          -----             -----

BALANCE, JULY 24, 2007                      --        $    --     $       --     $        --        $        --
                                   -----------        -------     ----------     -----------        -----------

Stock issued for cash                6,000,000          6,000          9,000              --             15,000

Net loss                                    --             --             --            (590)              (590)
                                   -----------        -------     ----------     -----------        -----------

BALANCE, JULY 31, 2007               6,000,000          6,000          9,000            (590)            14,410

Stock issued for cash                6,000,000         12,000         48,000              --             60,000

Net loss                                    --             --             --         (19,906)           (19,906)
                                   -----------        -------     ----------     -----------        -----------

BALANCE, JULY 31, 2008              12,000,000         12,000         63,000         (20,496)            54,504

Stock issued for cash                1,200,000          1,200        598,800              --            600,000

Stock issued to TMG Members          9,000,000          9,000      4,491,000              --          4,500,000

Net loss                                    --             --             --      (5,144,430)        (5,144,430)
                                   -----------        -------     ----------     -----------        -----------

BALANCE, JULY 31, 2009              22,200,000         22,200      5,152,800      (5,164,926)            10,074

Stock issued for cash                1,150,000          1,150        243,850              --            245,000

Net loss                                    --             --             --        (170,170)          (170,170)
                                   -----------        -------     ----------     -----------        -----------

BALANCE, JANUARY 31, 2010           23,350,000        $23,350     $5,396,650     $(5,335,096)       $    84,904
                                   ===========        =======     ==========     ===========        ===========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                           July 24, 2007
                                                                Six Months Ended            (inception)
                                                                   January 31,                through
                                                         --------------------------          January 31,
                                                             2010              2009             2010
                                                         -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (170,170)      $  (102,742)      $(5,335,096)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                           241               217               684
     Impairment                                                   --                --         4,911,340
  Changes in operating assets and liabilities:
     Accounts receivable                                          --           (29,571)           99,969
     Prepaid expenses                                        (98,305)               --          (103,305)
     Inventory                                                    --                --             9,389
     Accounts payable & accrued expenses                      16,647             5,186           (15,366)
     Deposits                                                     --             2,750                --
                                                         -----------       -----------       -----------
          NET CASH USED IN OPERATING ACTIVITIES             (251,587)         (124,160)         (432,385)

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash                                                 --            (1,156)               --
  Acquisition of oil and gas properties                           --          (413,500)         (481,985)
                                                         -----------       -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                   --          (414,656)         (481,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                     245,000           489,571           920,000
                                                         -----------       -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES          245,000           489,571           920,000
                                                         -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                               (6,587)          (49,245)            5,630

CASH AT BEGINNING OF PERIOD                                   12,217            49,754                --
                                                         -----------       -----------       -----------

CASH AT END OF PERIOD                                    $     5,630       $       509       $     5,630
                                                         ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                               $        --       $        --       $        --
  Income Taxes                                           $        --       $        --       $        --

NON-CASH TRANSACTIONS
  Asset retirement obligations                           $        --       $     4,437       $     4,437
  Stock issued for business combination                  $        --       $        --       $ 4,500,000


                     See notes to the financial statements.

                                BARON ENERGY INC.
                         (An Exploration Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Baron Energy Inc. ("Baron" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Baron's annual report filed with the SEC on Form 10-K for the year ended July 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Form 10-K have been omitted.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105) on August 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

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

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, we incurred a net loss of $119,352 and $170,170 for the three and six months ended January 31, 2010, respectively, and had an accumulated deficit of $5,335,096 as of January 31, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of establishing a sufficient ongoing source of revenues to cover its operating costs.

As part of the merger between Baron Energy, Inc. and the Pertex LP companies, Baron intends to focus its efforts on the development and exploitation of its South Texas property primarily through joint ventures with industry partners.In addition the company will continue taking advantage of low-risk opportunities on its existing acreage while continuing to consider exploratory opportunities by applying technology and capital to deeper ones with significant upside potential. In conjunction, Baron will pursue accretive acquisitions in core areas.

On March 10, 2010, the Company signed a non-binding term sheet for up to a $10 million equity line with Kodiak Capital Group, LLC of New York City, facilitated by Starlight Investments, LLC ("Starlight"), a Houston based investment bank.

Under the terms of the term sheet, Baron Energy may elect to receive as much as $10 million from Kodiak in common stock purchases over the next three years, subject to the parties entering into mutually acceptable investment agreements.

NOTE 3. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

                                                         Three Months Ended                   Six Months Ended
                                                              January 31,                        January 31,
                                                    ------------------------------      ------------------------------
                                                        2010              2009              2010              2009
                                                    ------------      ------------      ------------      ------------
Numerator - Net Income (Loss) (A)                   $   (119,352)     $    (32,175)     $   (170,170)     $   (102,742)
Basic Income (Loss) Per Share (A/B)                 $      (0.01)     $      (0.00)     $      (0.01)     $      (0.01)
Denominator - weighted average shares (B)             22,398,370        13,001,087        22,301,630        12,815,217
Fully Diluted Income (Loss) Per Share (A)/(B+C)     $      (0.01)     $      (0.00)     $      (0.01)     $      (0.01)
Dilutive effect of common stock equivalents (C)               --                --                --                --
Denominator - fully diluted weighted average
 shares (B+C)                                         22,398,370        13,001,087        22,301,630        12,815,217

NOTE 4. DISCONTINUED OPERATIONS

On July 31, 2008, we discontinued our business plan to invest in minerals and changed our business plan to the acquisition, exploration, development and production of oil and gas.

There were no assets associated with these operations, no remaining liabilities as of January 31, 2010, and there was no gain or loss associated with the discontinuation of the minerals operations. Prior period amounts applicable to the mineral operations were reclassified and included under "Loss from discontinued operations."

The following table presents the loss for the interim periods shown and from Inception.

                                                                                                July 24, 2007
                                    Three Months Ended               Six Months Ended            (inception)
                                        January 31,                     January 31,               through
                                --------------------------      ------------------------------   January 31,
                                  2010              2009          2010             2009             2010
                                --------          --------      -------          --------         --------
Costs and expenses              $     --          $     --      $    --          $ (9,500)        $(17,250)
                                --------          --------      -------          --------         --------
Loss from discontinued
 operations                     $     --          $     --      $    --          $ (9,500)        $(17,250)
                                ========          ========      =======          ========         ========

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 5. ACQUISITIONS

On April 6, 2009, Baron acquired 100% of the issued and outstanding membership interests of TMG Partners, LLC, a Nevada limited liability company ("TMG") in exchange for 9,000,000 restricted shares of common stock of the Company, valued at $4,500,000. The following table presents the unaudited pro forma condensed combined statement of expenses as if TMG Partners, LLC had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company's results of operations or financial position would have been if such transactions had occurred on the date indicated.

                                                                                                            July 24, 2007
                                            Three Months Ended                Six Months Ended               (inception)
                                                January 31,                       January 31,                  through
                                       -----------------------------     ------------------------------      January 31,
                                           2010             2009             2010              2009             2010
                                       ------------     ------------     ------------      ------------     ------------
Oil Revenues                           $         --     $         --     $         --      $         --     $      5,092

Costs and Expenses:
  General & administrative
   expenses                                 119,230          125,245          163,276           259,910          525,152
  Lease operating expense                        --               --            6,653                --           52,648
  Impairment of goodwill and
   oil and gas properties                        --               --               --                --        4,911,340
  Write down of oil inventory                    --               --               --            20,182           20,182
  Accretion expense                             122              110              241               217              683
                                       ------------     ------------     ------------      ------------     ------------

Loss from Continuing Operations            (119,352)        (125,355)        (170,170)         (280,309)      (5,504,913)

Discontinued Operations
  Loss from discontinued
   operations                                    --               --               --            (9,500)         (17,250)
                                       ------------     ------------     ------------      ------------     ------------

Net Loss                               $   (119,352)    $   (125,355)    $   (170,170)     $   (289,809)    $ (5,522,163)
                                       ============     ============     ============      ============     ============

Basic and diluted:
  Net loss per share                   $      (0.00)    $      (0.01)    $      (0.01)     $      (0.01)
  Loss per share from
   continuing operations               $      (0.00)    $      (0.01)    $      (0.01)     $      (0.01)
  Loss per share from
   discontinued operations             $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
Weighted average number of
common shares outstanding, basic
 and diluted                             22,398,370       22,001,087       22,301,630        21,815,217
                                       ------------     ------------     ------------      ------------

NOTE 6. COMMON STOCK

All references in the financial statements to the number of common shares and related per share amounts reflect the effect of both the September 2008 and February 2009 stock splits and the March 2010 reverse stock split.

On September 2, 2008, we effected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

On November 5, 2008, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock; however, this stock split was not effective until February 24, 2009. As a result, our authorized capital was increased from 75,000,000 to 150,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 13,100,000 shares of common stock to 26,200,000 shares of common stock.

On March 4, 2010, we effected a two (2) for one (1) reverse stock split of our issued and outstanding common stock As a result, our authorized capital was decreased from 150,000,000 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 80,100,000 to 40,050,000.

On October 22, 2009, we sold 50,000 shares of common stock for $25,000.

On December 11, 2009, we sold 150,000 shares of common stock for $30,000.

On January 7, 2010, we sold 100,000 shares of common stock for $20,000.

On January 13, 2010, we sold 50,000 shares of common stock for $10,000.

On January 27, 2010, we sold 300,000 shares of common stock for $60,000.

On January 28, 2010, we sold 500,000 shares of common stock for $100,000.

NOTE 7. COMMITMENTS & CONTINGENCIES

On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 2,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the six month period ended January 31, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of January 31, 2010 and will be amortized to expense over the requisite service period.

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining upon request.

The Company completed an acquisition, effective on February 22, 2010, of Esconde Resources, Inc. ("Esconde") and Permian Legend Petroleum, Inc., ("Permian" and together with Esconde, the "Acquired Entities") pursuant to an Agreement and Plan of Merger, dated February 19, 2010, by and among the Company, Pertex Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Merger Sub") and the Acquired Entities (the "Merger Agreement").

As a result of the Merger Agreement, the Company assumed the following obligations:

(1) Obligations of Permian under certain debt agreements by and between Permian and American State Bank of Odessa, Texas ("ASB") dated August 1, 2008, as amended ("Permian Loan Agreement"); and

(2) Obligations of Esconde under certain debt agreements by and between Esconde and ASB dated December 15, 2009 ("Esconde Note" and together with the Permian Loan Agreement, the "Assumed Loans").

On March 4, 2010 the Acquired Entities received notice ("Default Notice") from ASB that they were in default of the Assumed Loans because amounts were owed under each of the Assumed Loans, which matured on March 1, 2010. Specifically, the Acquired Entities were notified that $688,724 plus accrued interest was owed under the Permian Loan Agreement and $299,282 plus accrued interest was owed under the Esconde Note.

In the Default Notice, ASB notified the Company that if all amounts due, plus accrued interest, late charges and attorney's fees were not paid to ASB within 10 days receipt of the Default Notice, ASB would proceed to foreclose on (1) with respect to the Permian Loan Agreement, certain oil and gas properties located in Haskel, Jones, Nolan, Reagan, Runnels and Taylor County, Texas, and
(2) with respect to the Esconde Note, certain oil and gas properties located in Borden, Garza and Scurry County, Texas. Moreover, ASB asserted that if the foreclosure process resulted in any deficiency, it would pursue a deficiency judgment against the Acquired Entities. These properties represent a substantial portion of the assets of the Acquired Entities. The Company is currently in negotiations with ASB for an extension of time to pay all amounts due.

NOTE 8. SUBSEQUENT EVENTS

On February 8, 2010, we issued 1,000,000 shares of Common Stock pursuant to the terms of an agreement between us and a consultant for various investor relations, public relations, direct marketing and other related services, dated January 29, 2010, as previously disclosed by us on Form 8-K filed on February 4, 2010.

On February 22, 2010, the Company redeemed 4,300,000 shares of its common stock from its founder for no consideration, Albert Abah, reducing the number of its issued and outstanding shares to 20,050,000.

On February 22, 2010, the Company issued an aggregate of 20,000,000 shares of its common stock in the acquisition of Esconde and Permian, both of which were privately held companies incorporated in the State of Texas, pursuant to the Merger Agreement. The Merger Agreement provides for the merger of the Acquired Entities with and into the Merger Sub, with the Merger Sub continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, the Company is now headquartered in Midland, Texas. In connection with the Merger: (1) Mr. Michael Maguire resigned as the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, President, Treasurer, and Secretary of the Company effective as of February 19, 2010, and as a director of the Company effective as of February 28, 2010; (2) Mr. Lou Schiliro resigned as a director of the Company effective as of February 28, 2010; (3) Mr. Ronnie L. Steinocher was elected and appointed the Chief Executive Officer, President, a director and Chairman of the board of directors of the Company effective as of February 22, 2010; and (4) Ms. Lisa P. Hamilton was elected and appointed the Executive Vice President, Chief Financial Officer, Treasurer, Secretary, and a member of the Board effective as of February 22, 2010.

On March 4, 2010, we effected a two (2) for one (1) reverse stock split of our issued and outstanding common stock. As a result, our authorized capital was decreased from 150,000,000 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 80,100,000 to 40,050,000.

On March 10, 2010, the Company signed a non-binding term sheet for up to a $10 million equity line with Kodiak Capital Group, LLC of New York City, facilitated by Starlight Investments, LLC ("Starlight"), a Houston based investment bank.

Under the terms of the term sheet, Baron Energy may elect to receive as much as $10 million from Kodiak in common stock purchases over the next three years, subject to the parties entering into mutually acceptable investment agreements.

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

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. As of January 31, 2010, we were an exploration stage company with no significant revenues and a limited operating history. The principal executive offices are located at 3753 Howard Hughes Parkway, Las Vegas, NV 89169. The telephone and fax number is (702) 993-7424.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 6,000,000 shares at a price of $0.01 per share. The offering was completed on April 8, 2008 for total proceeds to the Company of $60,000.

On July 9, 2008 our common shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "NVWT". On September 2, 2008 the symbol was changed to "BRON" and on February 24, 2009 the symbol was changed to "BROED".

On July 31, 2008, we discontinued our business plan to invest in minerals and changed our business plan to the acquisition, exploration, development and production of oil and gas.

On September 2, 2008, we effected a two (2) for one (1) forward stock split of our issued and outstanding common stock. As a result, our authorized capital was not increased and remained at 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock.

On November 5, 2008, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock; however, this stock split was not effective until February 24, 2009. As a result, our authorized capital was increased from 75,000,000 to 150,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 13,100,000 shares of common stock to 26,200,000 shares of common stock.

On March 4, 2010 pursuant to the Certificate of Change to the Company's Articles of Incorporation filed with the Secretary of State of Nevada, we effected a two
(2) for one (1) reverse stock split of our issued and outstanding common stock . As a result of the reverse split, the number of outstanding shares of the Company's common stock was reduced to 40,050,000 from 80,100,000, and the number of authorized but unissued shares of the Company's common stock was reduced to 75,000,000 from 150,000,000.

On August 29, 2008, we sold 700,000 shares of common stock for $350,000.

On October 16, 2008, we sold 300,000 shares of common stock for $150,000.

On January 29, 2009, we sold 100,000 shares of common stock for $50,000.

On April 6, 2009, we issued 9,000,000 shares of common stock for 100% membership interest in TMG Partners, LLC valued at $4,500,000.

On April 29, 2009, we sold 100,000 shares of common stock for $50,000.

On October 22, 2009, we sold 50,000 shares of common stock for $25,000.

On December 11, 2009, we sold 150,000 shares of common stock for $30,000.

On January 7, 2010, we sold 100,000 shares of common stock for $20,000.

On January 13, 2010, we sold 50,000 shares of common stock for $10,000.

On January 27, 2010, we sold 300,000 shares of common stock for $60,000.

On January 28, 2010, we sold 500,000 shares of common stock for $100,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

We had no revenues during the three months ended January 31, 2010 and 2009.

For the three months ended January 31, 2010 and 2009, our general and administrative expenses were $119,230 and $32,065, respectively. The increase is primarily due to marketing and legal fees incurred during the quarter to assist with the growth of Baron and the subsequent acquisition of acquisition of Esconde and Permian, both of which were privately held companies .

SIX MONTHS ENDED JANUARY 31, 2010 AND 2009

We had no revenues during the six months ended January 31, 2010 and 2009.

For the six months ended January 31, 2010 and 2009, our general and administrative expenses were $163,277 and $93,025, respectively. The increase is primarily due to marketing and legal fees incurred during the quarter to assist with the growth of Baron and the subsequent acquisition of acquisition of Esconde and Permian, both of which were privately held companies.

For the six months ended January 31, 2010 and 2009, our lease operating expenses were $6,653 and $0, respectively. The increase is primarily due to lease operating expenses relating to the Green Lease wells. The Green Lease wells are currently not producing and have been fully impaired.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, we had cash of $5,630 and working capital of $90,025. This compares to cash of $12,217 and working capital of $14,954 at July 31, 2009. As of January 31, 2010, we had a deficit accumulated during the exploration stage of $5,335,096. Baron will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate revenues, or that Baron is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future. These factors raise substantial doubt regarding Baron's ability to continue as a going concern.

We are in the process of establishing a sufficient ongoing source of revenues to cover our operating costs. The ability of the Company to continue as a going concern is dependent on our ability to fulfill the business plan.

If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

As part of the merger between Baron Energy, Inc. and the Pertex LP companies, Pertex management will become the new management team for Baron Energy, Inc. This highly experienced management team that has worked together for more than 17 years will be responsible for developing the company's vision and business plan execution, including sourcing of capital, producing property acquisitions, and day-to-day management of its oil and gas assets. Baron intends to focus its efforts on the development and exploitation of its South Texas property primarily through joint ventures with industry partners. In addition the company will continue taking advantage of low-risk opportunities on its existing acreage while continuing to consider exploratory opportunities by applying technology and capital to deeper zones with significant upside potential. In conjunction, Baron will pursue accretive acquisitions in core areas.

On March 10, 2010, the Company signed a non-binding term sheet for up to a $10 million equity line with Kodiak Capital Group, LLC of New York City, facilitated by Starlight Investments, LLC ("Starlight"), a Houston based investment bank.

Under the terms of the term sheet, Baron Energy may elect to receive as much as $10 million from Kodiak in common stock purchases over the next three years, subject to the parties entering into mutually acceptable investment agreements.

CASH FLOW FROM OPERATING ACTIVITIES

Cash used in operating activities for the six months ended January 31, 2010 and 2009 were $251,587 and $124,160, respectively. The increase is primarily due to our prepaid marketing agreement signed in January 2010. On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 2,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the six month period ended January 31, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of January 31, 2010 and will be amortized to expense over the requisite service period.

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in investing activities for the three months ended January 31, 2010 and 2009 were $0 and $414,656, respectively. The decrease is due to $413,500 of cash used for the acquisition of oil and gas properties in the six month period ended January 31, 2009 and no acquisitions being made in the six month period ended January 31, 2010.

CASH FLOW FROM FINANCING ACTIVITIES

Cash provided by financing activities for the three months ended January 31, 2010 and 2008 were $245,000 and $489,571, respectively. The decrease is due to $489,571 and $245,000 proceeds from the sale of our common stock from private placements for the six month period ended January 31, 2009 and 2010, respectively.

HEDGING

We did not hedge any oil or natural gas production during the quarters ending January 31, 2010 or 2009 and have not entered into any such hedges from January 31, 2010 through the date of this filing.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 2,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the six month period ended January 31, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of January 31, 2010 and will be amortized to expense over the requisite service period.

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining upon request.

The Company completed an acquisition, effective on February 22, 2010, of Esconde Resources, Inc. ("Esconde") and Permian Legend Petroleum, Inc., ("Permian" and together with Esconde, the "Acquired Entities") pursuant to an Agreement and Plan of Merger, dated February 19, 2010, by and among the Company, Pertex Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Merger Sub") and the Acquired Entities (the "Merger Agreement").

As a result of the Merger Agreement, the Company assumed the following obligations:

(1) Obligations of Permian under certain debt agreements by and between Permian and American State Bank of Odessa, Texas ("ASB") dated August 1, 2008, as amended ("Permian Loan Agreement"); and

(2) Obligations of Esconde under certain debt agreements by and between Esconde and ASB dated December 15, 2009 ("Esconde Note" and together with the Permian Loan Agreement, the "Assumed Loans").

On March 4, 2010 the Acquired Entities received notice ("Default Notice") from ASB that they were in default of the Assumed Loans because amounts were owed under each of the Assumed Loans, which matured on March 1, 2010. Specifically, the Acquired Entities were notified that $688,724 plus accrued interest was owed under the Permian Loan Agreement and $299,282 plus accrued interest was owed under the Esconde Note.

In the Default Notice, ASB notified the Company that if all amounts due, plus accrued interest, late charges and attorney's fees were not paid to ASB within 10 days receipt of the Default Notice, ASB would proceed to foreclose on (1) with respect to the Permian Loan Agreement, certain oil and gas properties located in Haskel, Jones, Nolan, Reagan, Runnels and Taylor County, Texas, and
(2) with respect to the Esconde Note, certain oil and gas properties located in Borden, Garza and Scurry County, Texas. Moreover, ASB asserted that if the foreclosure process resulted in any deficiency, it would pursue a deficiency judgment against the Acquired Entities. These properties represent a substantial portion of the assets of the Acquired Entities. We are currently in negotiations with ASB for an extension of time to pay all amounts due.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 22, 2009, we sold 50,000 shares of common stock for $25,000 for working capital purposes.

On December 11, 2009, we sold 150,000 shares of common stock for $30,000 for working capital purposes.

On January 7, 2010, we sold 100,000 shares of common stock for $20,000 for working capital purposes.

On January 13, 2010, we sold 50,000 shares of common stock for $10,000 for working capital purposes.

On January 27, 2010, we sold 300,000 shares of common stock for $60,000 for working capital purposes.

On January 28, 2010, we sold 500,000 shares of common stock for $100,000 for working capital purposes.

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


Date: March 17, 2010                     /s/ Lisa Hamilton
                                         ---------------------------------------
                                     By: Lisa Hamilton
                                         (Executive Vice President and
                                         Chief Financial Officer)