Form 10-Q
period 2010-04-30
Baron Energy Inc.
filed 2010-06-22
CIK 1410012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,087,668 shares as of June 21, 2010.

                                BARON ENERGY INC.

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   3

         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              4
         Consolidated Statements of Cash Flows                              5
         Notes to the Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4T. Controls and Procedures                                           17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 1A. Risk Factors                                                      18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits                                                          19

Signatures                                                                 20

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                BARON ENERGY INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                             As of                As of
                                                                           April 30,             July 31,
                                                                             2010                  2009
                                                                          -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    66,072           $    63,735
  Accounts receivable                                                         262,610                88,557
  Prepaid expenses                                                             74,795                    --
  Deposits                                                                      3,305                 5,000
                                                                          -----------           -----------
TOTAL CURRENT ASSETS                                                          406,782               157,292

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS), net                            2,063,984             2,932,766

INVESTMENTS                                                                   211,400               211,400
                                                                          -----------           -----------

      TOTAL ASSETS                                                        $ 2,682,166           $ 3,301,458
                                                                          ===========           ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable & accrued expenses                                     $ 1,987,787           $ 1,022,935
  Loans payable - related party                                                77,613                94,547
  Loans payable                                                             2,545,407             2,845,953
                                                                          -----------           -----------
TOTAL CURRENT LIABILITIES                                                   4,610,807             3,963,435

LONG-TERM LIABILITIES
  Asset retirement obligation                                                 423,705               476,657
                                                                          -----------           -----------
TOTAL LONG-TERM LIABILITIES                                                   423,705               476,657

TOTAL STOCKHOLDERS'DEFICIT
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   41,327,650 and 22,200,000 shares issued and outstanding as of
   April 30, 2010 and July 31, 2009                                            41,328                22,200
  Additional paid-in capital                                                3,147,017             1,779,822
  Accumulated deficit                                                      (5,540,691)           (2,940,656)
                                                                          -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                                (2,352,346)           (1,138,634)
                                                                          -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS'DEFICIT                            $ 2,682,166           $ 3,301,458
                                                                          ===========           ===========


                     See notes to the financial statements.

                                BARON ENERGY INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                           April 30,                          April 30,
                                                ------------------------------     ------------------------------
                                                    2010              2009             2010              2009
                                                ------------      ------------     ------------      ------------
Oil and gas revenues                            $    141,648      $    122,185     $    365,428      $    578,118

Costs and Expenses:
  General & administrative expenses                1,534,228            69,871        1,968,930           307,160
  Lease operating expenses                            79,152           127,191          304,988           596,549
  Impairment                                              --                --          383,688                --
  Depletion Expense                                   55,585            28,632          120,972           101,476
  Accretion Expense                                   11,201            12,708           36,436            38,122
  Gain on sale of assets                                  --                --          (94,637)         (467,759)
                                                ------------      ------------     ------------      ------------
Total costs and expenses                           1,680,166           238,402        2,720,377           575,548

Gain (Loss) from Operations                       (1,538,518)         (116,217)      (2,354,949)            2,570

Other income (expense)
  Interest expense                                   (81,993)          (92,032)        (245,498)         (304,105)
  Interest income                                         --                --              412             3,232
                                                ------------      ------------     ------------      ------------
Total other expenses                                 (81,993)          (92,032)        (245,086)         (300,873)
                                                ------------      ------------     ------------      ------------

Net Loss                                        $ (1,620,511)     $   (208,249)    $ (2,600,035)     $   (298,303)
                                                ============      ============     ============      ============

Basic and diluted net loss per share            $      (0.04)     $      (0.01)    $      (0.10)     $      (0.02)

Weighted average number of common
 shares outstanding, basic and diluted            41,298,998        15,426,966       26,880,050        13,666,667
                                                ------------      ------------     ------------      ------------


                     See notes to the financial statements.

                                BARON ENERGY INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                           April 30,
                                                             -----------------------------------
                                                                 2010                   2009
                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (2,600,035)          $   (298,303)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock based compensation                                   1,092,500                     --
     Depletion expense                                            120,972                101,476
     Accretion expense                                             36,436                 38,122
     Impairment                                                   383,688                     --
     Gain on sale of assets                                       (94,637)              (467,759)
  Changes in operating assets and liabilities:
     Accounts receivable                                         (174,054)                97,030
     Prepaid expenses                                             (74,795)                    --
     Inventory                                                         --                     --
     Accounts payable and accrued expenses                        964,852                374,342
     Deposits                                                       1,695                  4,750
                                                             ------------           ------------
          NET CASH USED IN OPERATING ACTIVITIES                  (343,378)              (150,042)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                    369,371                781,344
  Acquisition of oil and gas properties                                --               (520,130)
                                                             ------------           ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES               369,371                261,214

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                     121,853                     --
  Payments on notes payable                                      (439,333)              (830,506)
  Issuance of Common Stock, net of issuance costs                 293,824                717,891
                                                             ------------           ------------
          NET CASH USED IN FINANCING ACTIVITIES                   (23,656)              (112,615)
                                                             ------------           ------------

NET INCREASE (DECREASE) IN CASH                                     2,337                 (1,443)
CASH AT BEGINNING OF PERIOD                                        63,735                106,189
                                                             ------------           ------------

CASH AT END OF PERIOD                                        $     66,072           $    104,746
                                                             ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $    106,772           $    195,724
  Income Taxes                                               $         --           $         --

NON-CASH TRANSACTIONS
  Asset retirement obligations                               $     89,388           $      4,137
  Stock issued for business combination                      $     20,000           $  4,500,000
  Stock cancelled                                            $      4,300           $         --


                     See notes to the financial statements.

                                BARON ENERGY INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Baron Energy Inc. ("Baron" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Baron's forthcoming 8-K that the company will file with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the forthcoming Form 8-K have been omitted.

The Company completed an acquisition, effective on February 22, 2010, of Esconde Resources, Inc. ("Esconde") and Permian Legend Petroleum, Inc., ("Permian") both of which were commonly controlled, privately held companies incorporated in the State of Texas (collectively referred to as the "Acquired Entities") pursuant to an Agreement and Plan of Merger, dated February 19, 2010, by and among the Company, Pertex Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Merger Sub") and the Acquired Entities (the "Merger Agreement"). The Merger Agreement provides for the merger of the Acquired Entities with and into the Merger Sub, with the Merger Sub continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger and the Subsidiary Merger, the Company is now headquartered in Midland, Texas.

For Securities and Exchange Commission ("SEC') reporting purposes, the merger between Esconde Resources, Inc. and Permian Legend Petroleum, Inc and Baron and was treated as a reverse merger with Esconde Resources, Inc. and Permian Legend Petroleum, Inc. being the "accounting acquirer" and, accordingly, they assumed Baron's reporting obligations with the SEC. In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger (i.e., February 22, 2010) are the combined financial statements of Esconde Resources, Inc. and Permian Legend Petroleum, Inc. The assets and liabilities of Baron were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of Esconde Resources, Inc. and Permian Legend Petroleum, Inc. .

Under the terms of the Merger Agreement, at the closing of the Merger,

* all of the issued and outstanding shares of common stock of Esconde (other than dissenting shares, if any) were cancelled and each share of common stock of Esconde was converted into and exchanged for the right to receive
     4.048447 validly issued, fully paid and nonassessable shares of common stock in the Company,

* all of the issued and outstanding shares of common stock of Permian (other than dissenting shares, if any) were cancelled and each share of common stock of Permian was converted into and exchanged for the right to receive
     3.798208025 validly issued, fully paid and nonassessable shares of common stock in the Company,

At the closing of the Merger, all of the issued and outstanding shares of common stock of the Acquired Entities were converted into and exchanged for the right to receive an aggregate of 20,000,000 shares of common stock of the Company, par value $.001 per share. There were no issued and outstanding options or other convertible securities convertible into common stock of either Acquired Entity.

Immediately prior to the merger, the Company redeemed 4,350,000 shares of its common stock from its founder, Albert Abah, reducing the number of its issued and outstanding shares to 20,000,000. Upon issuance of the 40,000,000 shares of common stock to the former shareholders of the Acquired Entities, the Company's current total number of issued and outstanding shares of the Company increased to 40,000,000, and the former shareholders of the Acquired Entities controlled 50% of the issued and outstanding shares of common stock of the Company.

Immediately after completion of the Merger, the Merger Sub was merged with and into the Company, effective as of February 23, 2010 (the "Subsidiary Merger").

The assets acquired in the Merger included approximately 3,100 gross acres and oil and gas working interests located in the Permian Basin of west Texas and the counties of Borden, Garza, Jones, Runnells, Scurry, and Taylor. The Acquired Entities' working interests ("WI") in the various operated properties average 98% and the average WI in non-operated properties is 13%. Current production is approximately 39 barrels of oil equivalent per day ("BOEPD") net and 238 BOEPD gross, of which 98% is oil and 2% natural gas from 27 producing wells (13 operated and 14 non-operated).

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

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves to the utilization of a 12-month average price rather than a single day spot price, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures, operating results, financial position and cash flows.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

We use the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized (DD&A) by field using the unit-of-production method based on proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to FASB ASC Topic 360, "PROPERTY, PLANT AND EQUIPMENT", we review proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, such as downward revision of the reserve estimates or commodity prices, that indicate a decline in the recoverability of the carrying value of such properties. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. The charge is included in DD&A.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost and accumulated DD&A are removed and and a resulting gain or loss is recognized in the statement of operations.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.

NOTE 2. GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred a net loss of $1,620,511 and $2,600,037 for the three and nine months ended April 30, 2010, respectively, and had an accumulated deficit of $5,540,691 as of April 30, 2010. Additionally, at April 30, 2010, the Company is in default of certain debt agreements that are secured by the Company's oil and gas properties. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of establishing a sufficient ongoing source of revenues to cover its operating costs.

As part of the merger between Baron, Esconde, and Permian, Baron intends to focus its efforts on the development and exploitation of its Texas properties. In addition the Company plans on taking advantage of low-risk opportunities on its existing acreage while continuing to consider exploratory opportunities by applying technology and capital to deeper zones with significant upside potential. Additionally, Baron will pursue accretive acquisitions in core areas.

NOTE 3. LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Purchases of treasury stock, if any, reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents, of which there are none, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

                                                   Three Months Ended                Nine Months Ended
                                                        April 30,                        April 30,
                                              -----------------------------     ----------------------------
                                                  2010             2009             2010            2009
                                              ------------     ------------     ------------    ------------
Numerator - Net Income (Loss) ( A)            $ (1,620,511)    $   (208,249)    $ (2,600,035)   $   (298,303)
Basic Income (loss) Per Share (A/B)           $      (0.04)    $      (0.01)    $      (0.10)   $      (0.02)
Denominator - weighted average shares (B)       41,298,998       15,426,966       19,381,882      13,666,667
Fully Diluted Income Per Share (A)/(B+C)      $      (0.04)    $      (0.01)    $      (0.10)   $      (0.02)
Dilutive effect of warrants (C)                         --               --               --              --
Denominator - fully diluted weighted
 average shares (B+C)                           41,298,998       15,426,966       26,880,050      13,666,667

NOTE 4. OIL AND GAS PROPERTIES

As of April 30, 2010 we had oil and gas properties, net of impairment and depletion in the amount of $2,063,984. During the nine months ended April 30, 2010, we sold two properties for net proceeds of $369,371 which was used to pay down a portion of a third party bank loan. We recognized a gain in the amount of $94,637 upon the sale. We also recorded depletion expense and impairment expenses in the amount of $120,972 and $383,688, respectively for the nine months ended April 30, 2010.

NOTE 5. LOANS PAYABLE

As of April 30, 2010 we had loans payable to third parties and related parties in the amount of $2,545,407 and $77,613, respectively. The loans carried interest rates varying from 5% to 18% and 0% to 4%, respectively. All loans are classified as current on the balance sheet (See Note 8).

NOTE 6. ASSET RETIREMENT OBLIGATION

                                               Three Months Ended            Nine Months Ended
                                                    April 30,                    April 30,
                                            ------------------------      ------------------------
                                               2010           2009           2010           2009
                                            ---------      ---------      ---------      ---------
Asset retirement obligations, beginning     $ 412,503      $ 451,235      $ 476,657      $ 421,684
Additions                                          --             --             --          4,137
Reductions                                         --             --        (89,388)            --
Accretion expense                              11,201         12,708         36,436         38,122
                                            ---------      ---------      ---------      ---------

Asset retirement obligations, ending        $ 423,705      $ 463,943      $ 423,705      $ 463,943
                                            =========      =========      =========      =========

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

On March 4, 2010, we effected a two (2) for one (1) reverse stock split of our authorized, issued and outstanding common stock As a result, our authorized capital was decreased from 150,000,000 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 80,000,000 to 40,000,000.

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

On February 8, 2010, we issued 1,000,000 shares of Common Stock pursuant to the terms of an agreement between us and a consultant for various investor relations, public relations, direct marketing and other related services, dated January 29, 2010, valued at $760,000, based on the presplit quoted market price.

On February 22, 2010, the Company redeemed 4,350,000 shares of its common stock from its founder, Albert Abah, for no consideration.

On February 22, 2010, the Company issued an aggregate of 20,000,000 shares of its common stock in the acquisition of Esconde and Permian.

On March 3, 2010, we issued 117,650 shares of our common stock, with a market value of $40,000 based on the last closing sale price on that date, to Kodiak Capital Group, LLC as consideration for its commitment to enter into an equity line of financing.

On March 8, 2010 we issued 10,000 shares of our common stock to Southwest Investment Association, Inc., in lieu of a cash payment of $2,500 for the registration fee required to present at a conference organized by the recipient.

On March 22, 2010 we issued 100,000 shares of our common stock for of $23,500, net of commissions of approximately $1,500.

On April 22, 2010 we issued 1,000,000 shares of our common stock to a third party for consulting services.

On April 27, 2010 we issued 100,000 shares of our common stock for $25,000.

NOTE 8. COMMITMENTS & CONTINGENCIES

On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 2,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the nine month period ended April 30, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of April 30, 2010 and will be amortized to expense over the requisite service period.

On April 6, 2009, Baron acquired 100% of the issued and outstanding membership interests of TMG Partners, LLC, a Nevada limited liability company ("TMG") in exchange for 9,000,000 restricted shares of common stock of the Company, valued at $4,500,000. Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining amount upon request.

As a result of the acquisition, effective on February 22, 2010, of Esconde Resources, Inc. ("Esconde") and Permian Legend Petroleum, Inc. the Company assumed the following obligations:

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

NOTE 9. RELATED PARTY

As of April 30, 2010 we had loans payable to related parties in the amount of $77,613. The loans were advanced to assist with daily operating expenses and carry interest rates varying from 0% to 4%. All loans are classified as current on the balance sheet.

NOTE 10. SUBSEQUENT EVENTS

On May 11, 2010, we issued 10,000 shares of our common stock to Southwest Investment Association, Inc., in lieu of a cash payment of $2,500 for the registration fee required to present at a conference organized by the recipient.

During the period from May 1, 2010 through June 21, 2010, we issued an aggregate of 750,000 shares of our common stock to 9 investors in connection with a private offering of our securities. As consideration for the issuance of the 750,000 shares, we received: $75,000 in cash for 300,000 shares; satisfaction of a $75,000 trade payable owed to P. Mark Stark for 300,000 shares; and advisory services to be provided by the six members of our advisory board and valued at $5,000 per person for the 25,000 shares issued to each person.

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

GENERAL INFORMATION

You should read the following summary together with the consolidated financial statements and related notes that appear elsewhere in this report. In this report, unless the context otherwise denotes, references to "we", "us", "our", "Company", "Baron" and "Baron Energy" are to Baron Energy Inc. (formerly Nevwest Explorations Corp.).

Baron Energy Inc. was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy Inc. The principal executive offices are located at . 3327 W. Wadley Ave., Suite 3-267, Midland, TX. The telephone and fax number is (432) 685-1307.

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

On March 4, 2010 pursuant to the Certificate of Change to the Company's Articles of Incorporation filed with the Secretary of State of Nevada, we effected a two
(2) for one (1) reverse stock split of our issued and outstanding common stock . As a result of the reverse split, the number of outstanding shares of the Company's common stock was reduced to 40,000,000 from 80,000,000, and the number of authorized but unissued shares of the Company's common stock was reduced to 75,000,000 from 150,000,000.

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

On February 8, 2010, we issued 1,000,000 shares of Common Stock pursuant to the terms of an agreement between us and a consultant for various investor relations, public relations, direct marketing and other related services, dated January 29, 2010, valued at $760,000, based on the presplit quoted market price.

On February 22, 2010, the Company redeemed 4,350,000 shares of its common stock from its founder for no consideration, Albert Abah.

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

On March 3, 2010, we issued 117,650 shares of our common stock, with a market value of $40,000 based on the last closing sale price on that date, to Kodiak Capital Group, LLC as consideration for its commitment to enter into an equity line of financing. The shares were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder for transactions by an issuer not involving a public offering. The recipient of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On March 8, 2010 we issued 10,000 shares of our common stock to Southwest Investment Association, Inc., in lieu of a cash payment of $2,500 for the registration fee required to present at a conference organized by the recipient. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The recipient of our securities is an "accredited investor" and it took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On March 22, 2010 we issued 100,000 shares of our common stock for $23,500, net of commissions of $1,500.

On April 22, 2010 we issued 1,000,000 shares of our common stock to a third party for consulting services.

On April 27, 2010 we issued 100,000 shares of our common stock for $25,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2010 AND 2009

For the three months ended April 30, 2010 and 2009, our oil and gas revenues were $141,648 and $122,185, respectively. The increase is primarily due to an increase in oil and gas prices.

For the three months ended April 30, 2010 and 2009, our general and administrative expenses were $1,534,228 and $69,871, respectively. The increase is primarily due to a significant increase in consulting, marketing and legal fees incurred during the quarter.

For the three months ended April 30, 2010 and 2009, our lease operating expenses were $79,152 and $127,191, respectively. The decrease is primarily due to the resolution of prior period well repairs.

For the three months ended April 30, 2010 and 2009, our depletion expenses were $55,585 and $28,632, respectively. The increase is primarily due to a revision in the life of certain properties.

For the three months ended April 30, 2010 and 2009, our interest expenses were $81,993 and $92,032, respectively. The decrease is due to the reduction of debt.

NINE MONTHS ENDED APRIL 30, 2010 AND 2009

For the nine months ended April 30, 2010 and 2009, our oil and gas revenues were $365,428 and $578,118, respectively. The decrease is primarily due to the disposition of properties during the nine months ended April 30, 2009.

For the nine months ended April 30, 2010 and 2009, our general and administrative expenses were $1,968,932 and $307,160, respectively. The increase is primarily due to a significant increase in consulting, marketing and legal fees incurred during the period.

For the nine months ended April 30, 2010 and 2009, our lease operating expenses were $304,988 and $596,549, respectively. The decrease is primarily due to the resolution of prior period well repairs.

For the nine months ended April 30, 2010 and 2009, our depletion expenses were $120,972 and $101,476, respectively. The increase is primarily due to a revision in the life of certain properties.

For the nine months ended April 30, 2010 and 2009, our interest expenses were $245,498 and $304,105, respectively. The decrease is due to the reduction of debt.

For the nine months ended April 30, 2010 and 2009, we realized gains on sale of certain oil and gas properties of $94,637 and $467,759, respectively.

For the nine months ended April 30, 2010 and 2009, we realized impairments on certain oil and gas properties of $383,688 and $0, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had cash of $66,072 and negative working capital of $4,204,025. This compares to cash of $63,735 and negative working capital of $3,806,143 at July 31, 2009. As of April 30, 2010, we had a deficit accumulated of $5,540,691.

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

Baron will need to increase revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate revenues, or that Baron is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future. These factors raise substantial doubt regarding Baron's ability to continue as a going concern.

We are in the process of establishing a sufficient ongoing source of revenues to cover our operating costs. The ability of the Company to continue as a going concern is dependent on our ability to fulfill the business plan.

As part of the merger between Baron Energy, Inc., Esconde, and Permian , Pertex management became the new management team for Baron Energy, Inc. This highly experienced management team that has worked together for more than 17 years will be responsible for developing the company's vision and business plan execution, including sourcing of capital, producing property acquisitions, and day-to-day management of its oil and gas assets. Baron intends to focus its efforts on the development and exploitation of its Texas properties. In addition the company will continue taking advantage of low-risk opportunities on its existing acreage while continuing to consider exploratory opportunities by applying technology and capital to deeper zones with significant upside potential. Additionally, Baron will pursue accretive acquisitions in core areas.

CASH FLOW FROM OPERATING ACTIVITIES

Cash used in operating activities for the nine months ended April 30, 2010 and 2009 were $349,007 and $150,042, respectively. The increase is primarily due to our prepaid marketing agreement signed in January 2010. On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 1,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the nine month period ended April 30, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of April 30, 2010 and is being amortized to expense over the requisite service period.

CASH FLOW FROM INVESTING ACTIVITIES

Cash provided by investing activities for the nine months ended April 30, 2010 and 2009 were $369,371 and $261,214, respectively. The decrease is due to sale of oil and gas assets, partially offset by the acquisition of oil and gas properties.

CASH FLOW FROM FINANCING ACTIVITIES

Cash provided by (used in) financing activities for the nine months ended April 30, 2010 and 2009 were $351,344 and ($112,615), respectively. The increase is due to the sale of our common stock from private placements for the nine month period ended April 30, 2010 net of repayment or in addition to net proceeds of debt in the nine months ended April 30, 2010.

HEDGING

We did not hedge any oil or natural gas production during the periods ending April 30, 2010 or 2009 and have not entered into any such hedges from April 30, 2010 through the date of this filing.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On January 29, 2010, we entered into an agreement with a consultant for various investor relations, public relations, direct marketing and other related services, for a one-year period. The Company paid $150,000 of cash during January 2010 and issued 2,000,000 shares of common stock subsequent to January 2010. $50,000 of the cash paid was for a non-refundable deposit and recognized as an expense in the statement of operations for the nine month period ended April 30, 2010. $100,000 of the cash paid was for future services to be provided by the consultant, was recognized as a prepaid expense in the balance sheet as of April 30, 2010 and will be amortized to expense over the requisite service period.

Upon the acquisition of TMG Partners, LLC, the Company assumed an agreement to acquire certain leases. Under the terms of the agreement, the Company is committed to fund approximately $1,055,000 for leases; the Company had paid $955,000 and owed $100,000 of the remaining commitment and is obligated to pay the remaining upon request.

The Company completed an acquisition, effective February 22, 2010, of Esconde Resources, Inc. ("Esconde") and Permian Legend Petroleum, Inc., ("Permian" and together with Esconde, the "Acquired Entities") pursuant to an Agreement and Plan of Merger, dated February 19, 2010, by and among the Company, Pertex Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Merger Sub") and the Acquired Entities (the "Merger Agreement").

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

RELATED PARTY TRANSACTIONS

There are various related party notes payable totaling $77,613 as of April 30, 2010, with interest rates varying from 0% to 4%.

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

We use the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to FASB ASC Topic 360, "PROPERTY, PLANT AND EQUIPMENT", we review proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, such as downward revision of the reserve estimates or commodity prices, that indicate a decline in the recoverability of the carrying value of such properties. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. The charge is included in DD&A.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated DD&A with a resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of April 30, 2010, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission ("SEC") reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Accounting Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of April 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses related to the Company's Internal Control over Financial Reporting as described below:

1. We do not employ an Audit Committee - While not being legally obligated to have an audit committee, it is management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2. We did not maintain proper segregation of duties for the preparation of our financial statements - As of April 30, 2010 the majority of the preparation of financial statements was carried out by one person. In addition, the Company currently only has one officer and director having oversight on all transactions. This has resulted in several deficiencies including:

     A) Significant, non-standard journal entries were prepared and approved by the same person.

     B) Lack of control over preparation of financial statements and proper application of accounting policies.

3. The information required to be disclosed in our SEC reports has not been recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls. Under the rules promulgated by the US Securities and Exchange Commission (the "SEC"), the term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of the reverse merger, our internal control over financial reporting has changed.

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

On March 22, 2010, we sold 100,000 shares of common stock for $25,000 for working capital purposes.

On April 27, 2010, we sold 100,000 shares of common stock for $25,000 for working capital purposes.

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


Date: June 21, 2010                      /s/ Lisa Hamilton
                                         ---------------------------------------
                                     By: Lisa Hamilton
                                         (Executive Vice President and
                                         Chief Financial Officer)