Form 10-K/A
period 2008-07-31
Baron Energy Inc.
filed 2012-06-27
CIK 1410012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the year ended July 31, 2008

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from _____________ to____________

                        Commission File Number 333-146627

                               BARON ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-0582528
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                              identification no.)

                           1081 S. Cimarron, Unit #B5
                               Las Vegas NV 89145
          (Address of principal executive offices, including zip code)

                                 (702) 993-7424
              (Registrant's telephone number, including area code)

                            Nevwest Exploration Corp.
          (Former name or former address, if changed since last report)

       Securities Registered Under Section 12(b) of the Exchange Act: None

       Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Securities Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in defmitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [ ] No

As of July 31, 2008, the registrant had 12,000,000 shares of common stock issued and outstanding, and at September 30, 2008, the registrant had 12,700,000 shares outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 15, 2008.

                                EXPLANATORY NOTE

On October 9, 2008, Baron Energy, Inc., a Nevada corporation (the "Company"), filed its Annual Report on Form 10-K for the year ended July 31. 2008 ("Original Filing"). On the cover page of the Original Filing it was inadvertently disclosed that the Company's common stock, $0.001 par value, was registered under Section 12(g) of the Exchange Act of 1934, as amended (the "Exchange Act"). However, none of the Company's securities are, nor have ever been, registered under Section 12(g), or any other section, of the Exchange Act.

The Company is filing this Annual Report on Form 10-K/A (the "Form 10-K/A") to amend the Original Filing so that it correctly states that none of the Company's securities are registered under Section 12(g) of the Exchange Act.

Except as described above, no other changes are made to the Original Filing and this Form 10-K/A does not modify or update any other information in the Original Filing. Information not affected by the correction described above is unchanged and reflects the disclosures made at the time of the Original Filing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    BARON ENERGY, INC.


Date: June 26, 2012                 By: /s/ Ronnie L. Steinocher
                                       -----------------------------------------
                                    Name:  Ronnie L. Steinocher
                                    Title: President and Chief Executive Officer