Form 10-K
period 2011-07-31
Baron Energy Inc.
filed 2012-08-13
CIK 1410012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:   333-146627

Baron Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0582528
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

300 S. C.M. Allen Parkway, Suite 400
San Marcos, TX	78666
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:   (512) 392-5775

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On January 31 2012, the last business day of the registrant’s most recently completed second fiscal quarter 46,696,463 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $1,400,894 based on the last sale price of $0.03 per share of the common stock on that date.  For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 10, 2012, there were 74,985,077 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms "we," "us," "our," "Baron," the "Company," and "BROE" refer to Baron Energy, Inc., unless the context indicates otherwise.

General. This report on Form 10-K is a comprehensive filing for the fiscal years ended July 31, 2011 and 2010, and the interim periods within 2011. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.  This is our first periodic filing since the quarterly period ended April 30, 2010, although we have made certain filings on Form 8-K. Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended July 31, 2011 and 2010, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods, including certain information for periods after July 31, 2011 and through the day of filing this report. Our quarterly financial information included in this report has not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews, and is not in a level of detail consistent with Rule 10-01(a) and (b) in Regulation S-X.  We intend to have such quarterly financial information properly reviewed in conjunction with the required review of our quarterly financial information for fiscal year ended July 2012.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Results of Operations" under Item 7.

We intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended October 31, 2011, January 31, 2012 and April 30, 2012.

Background of the Filing Delay. We were unable to file the above referenced periodic reports due to our acquisition of Esconde Resources LP and Permian Legend Petroleum LP on February 22, 2010 (as reported in our current report on Form 8-K filed February 26, 2010), and delays in the preparation of financial statements according to generally accepted accounting principles for the acquired entities together with the time and funding necessary to have the financial statements audited by a certified public accounting firm. The combined financial statements of the acquired entities have been completed and audited. On February 16, 2012, we filed Amendment No. 1 to our current report on Form 8-K filed February 26, 2010 and included audited combined financial statements for the acquired entities for the years ended July 31, 2009 and 2008 and unaudited combined financial statements for the six months ended January 31, 2010 and 2009 and related notes thereto, as well as the unaudited pro forma financial information for the year ended July 31, 2009 and for the six months ended January 31, 2010.

TABLE OF CONTENTS

Item Number and Caption	Page

Cautionary Note Regarding Forward-Looking Statements	2

PART I

1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	14
2.	Properties	14
3.	Legal Proceedings	17
4.	Mine Safety Disclosures	18

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
6.	Selected Financial Data	21
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
8.	Financial Statements and Supplemental Data	32
9.	Changes in and Disagreements with Accountants on Accounting, and Financial Disclosure	32
9A.	Controls and Procedures	32

PART III

10.	Directors, Executive Officers, and Corporate Governance	34
11.	Executive Compensation	36
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
13.	Certain Relationships and Related Transactions and Director Independence	38
14.	Principal Accountant Fees and Services	39

PART IV

15.	Exhibits and Financial Statement Schedules	41

Financial Statements		F-1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions; our liquidity and ability to finance our exploration, acquisition and development strategies;
•	market conditions in the oil and gas industry; the timing, cost and procedure for proposed acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof; planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production; the number of wells we anticipate drilling in the future;
•	estimates, plans and projections relating to acquired properties; the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves; the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;
•	environmental risks; exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the ability of our management team to execute its plans to meet its goals; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

History and Organization

We were incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, we changed our name from Nevwest Explorations Corp. to Baron Energy, Inc. On July 9, 2008, our common shares were approved for trading over-the-counter and quoted on the OTCBB under the symbol “NVWT.” On September 2, 2008 the symbol was changed to ”BRON;” and on February 24, 2009 the symbol was changed to “BROED.” Our common shares are currently traded over-the-counter and quoted on the ”pink sheets” under the symbol “BROE.PK”.

On February 22, 2010, we completed our acquisition of Esconde Resources LP and Permian Legend Petroleum LP (hereinafter collectively referred to as the “Acquired Entities”) pursuant to an Agreement and Plan of Merger dated February19, 2010. The acquisition of the Acquired Entities (the “Acquisition”) was accounted for as a reverse merger whereby we issued 50% of our shares to acquire all of the equity interests of the Acquired Entities resulting in a change in control in which the former holders of the interests in the Acquired Entities became the controlling stockholders, directors and management of Baron. The reverse merger is being accounted for as a “Reverse Acquisition” in which the Acquired Entities are deemed to be the accounting acquirer (“Acquirer”) and we are deemed to be the accounting acquiree (“Acquiree”). Accordingly, the assets and liabilities and the historical operations reflected in the financial statements contained herein are those of the Acquired Entities prior to the reverse merger and were recorded at the historical cost basis of the Acquired Entities. The financial statements after completion of the reverse merger include the assets and liabilities of the Acquired Entities and the Acquiree, and the historical operations of the Acquired Entities and the Acquiree and its subsidiaries from the closing date of the reverse merger. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

Overview of Our Business

We are an early stage independent oil and gas acquisition, exploitation and development company headquartered in San Marcos, Texas. Our primary core area of operations is the prolific Permian Basin of West Texas and in North and North Central Texas. We currently have approximately 2,550 gross acres in eight Texas counties with working interests that range from 12.5% to 100% in oil leases located in Archer, Baylor, Garza, Jones, Runnels, Scurry, Taylor and Young counties.   We operate or hold a working interest in 65 total wells of which 24 wells are currently producing oil, 5 wells are currently shut-in pending workover or recompletion, 13 are disposal wells, and 23 have been temporarily abandoned,  Field procedures are ongoing to bring all of the shut-in wells into production during the third calendar quarter of year 2012, subject to sufficient capital availability to fully effect all of our scheduled reactivation procedures.   We operate all of these wells except for one well located in Scurry County, Texas.  Our June 2012 production from these wells is approximately 78 and 35 gross and net barrels of oil per day, respectively.

Under an agreement with WASP Energy, LLC (“Wasp”), we have a 40% participating interest in another 50 total wells located in Hutchinson County, Texas (the “Wasp Wells”).  Since April 5, 2012, a total of 15 Wasp Wells have been reactivated s and there are currently a total of 20 producing wells and 2 disposal wells.  A plan for reactivation of additional Wasp Wells is being developed and will be implemented as operating cash flows from the reactivated wells becomes available.  Wasp operates the Wasp Wells, and we provide technical expertise to effect the reactivation program.   Our capital obligation as a working interest owner in the wells is funded solely from our ratable share of cash produced by the Wasp Wells.

We estimate that our daily oil production will reach 90 gross (45 net) barrels of oil per day by the end of the third calendar quarter of 2012, and 150 gross (100 net) barrels of oil per day by the end of the fourth calendar quarter of 2012 as we workover, recomplete and reactivate both the wells in which we have a working interest and the Wasp Wells.  This projected increase in our daily production is a result of directing our resources toward re-establishment of production on wells in which we hold larger working interests.   Our net barrels of oil equivalent per day (“BOEPD”) for the fiscal years ended July 31, 2011 and 2010 totaled approximately 23.7 and 21.4 BOEPD, respectively.

Our growth strategy centers on making accretive acquisitions, production enhancement programs, reactivation projects, and in-fill drilling, all within our core area of North, North Central and West Texas

Marketing

We operate exclusively in the United States oil and gas industry. Crude oil production sales are made directly to several crude oil gatherers. Our sales are made on a month-to-month basis, and title transfer occurs at an individual property’s tank battery when the oil is loaded onto the purchaser’s truck.  Crude oil prices realized from production sales are based on published West Texas intermediate crude index prices.

Although we believe that we are not dependent upon any one customer, our marketing arrangement with TransOil Marketing, LLC (“TransOil”) accounted for approximately 72% and 27% of our revenue for the years ended July 2011 and 2010, respectively.  In the event that TransOil is unwilling or unable to purchase our crude oil production, we believe alternative purchasers are readily available and sales would occur at competitive market prices.

We actively manage our crude oil inventory in field tanks and choose to utilize local crude oil gatherers in order to expedite trucking of oil in the tanks to market.

Competition

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere.  Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that there exists a viable marketplace for smaller producers of natural gas and oil.

Regulation

Our operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining hazard prevention, health and safety plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandonment of wells and the transporting of production. Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to possibly limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Other Matters

Environmental. Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (OPA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids, from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements.

This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. We have used discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We adjust the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

Occupational Health and Safety.  We are subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, we are unable to predict with any reasonable degree of certainty our future costs of complying with these laws and regulations. We consider the cost of safety and health compliance a necessary and manageable part of our business. We have been able to plan for and comply with new initiatives without materially altering our operating strategies.

Taxation.  Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liabilities.

Commitments and Contingencies.  We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. The State of Texas requires us to post a security bond depending on the number of wells we operate in Texas.  Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

ITEM 1A. RISK FACTORS

Before making an investment decision, you should carefully consider the risks described below as well as the other information in this report and related financial statements. The market or trading price of our securities could decline due to any of these risks. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing. Please note that additional risks not currently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Relating to Our Business and Financial Condition

Our operations have resulted in negative cash flows and our ability to sustain operations is dependent on our ability to raise money.  As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

In the course of our development activities, we have incurred cumulative losses of $6,830,530 through July 31, 2011 and expect such losses to continue through at least the end of our fiscal year ending July 31, 2013.  As of August 1, 2012, we had cash and cash equivalents of $13,542. Our current cash resources are not sufficient to fund our operations and our future is dependent upon our ability to obtain financing.  These factors raise substantial doubt that we will be able to continue as a going concern for at least the next twelve months.  Our independent auditor has issued an audit opinion on our financial statements for the fiscal year ended July 31, 2011, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  These factors could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and you may lose your investment.  You should consider our auditor's opinion when determining if an investment in us is appropriate for you.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions and natural disasters; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

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

We have a limited operating history and businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which we cannot recover.  We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may, in particular, not be able to profitably execute our business plan.

Without additional funding, which we may not be able to obtain, we will be unable to implement our business plan.

Our current cash reserves, together with anticipated cash flow from operations, will not be sufficient to meet our working capital and operating needs for approximately the next twelve months. Furthermore, to continue growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully implement our business plan.   There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this report.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for their actions.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada law. Our Articles of Incorporation and Bylaws generally provide that our officers and directors shall have no personal liability to us or our stockholders for monetary damages as a result of actions or inactions undertaken in their capacities as officers or directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, or any transaction from which an officer or director derives an improper personal benefit. Such provisions substantially limit our stockholders' ability to hold officers and directors liable for their actions and may require us to indemnify our officers and directors.

Our industry is highly competitive, attractive resource properties are scarce, and we may not be able to obtain quality properties..

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our current management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives.  The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

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

Future increases on taxes on energy products, energy service companies and exploration activities may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products sold by us.  Recently there have been discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities.  Such matters are beyond our ability to accurately predict or control; however, any such increase in taxes or additional taxes levied on us by federal, state or local jurisdictions could adversely affect our results of operations and/or increase our operating expenses.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

Future legislative actions could modify or eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  Legislative proposals that might modify or eliminate certain investment incentives include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law.  The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by us, and any such changes could negatively affect our financial condition and results of operations.

The crude oil and natural gas reserves we report in our SEC filings are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

The SEC has historically prohibited us from including “probable reserves” and “possible reserves” in statutory public filings; however, in addition to permitting us to disclose proved reserve estimates, effective January 1, 2010, the SEC allows us to report “probable” and “possible” reserves realizing that both reserve categories are considered unproved reserves and as such, the SEC views the estimates to be inherently unreliable. Probable and possible reserve estimates may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

Because of the speculative nature of oil and gas exploration and development, there is substantial risk that we will not find any commercially exploitable oil or gas and that our business will fail.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas.  Future exploration and development expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance we currently maintain or that we obtain in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

Risks Related to Ownership of Our Common Stock

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares.

Currently, there is only a limited public trading market for our common stock on the “pink sheets” and investors may be unable to resell their shares of our common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.02 to a high of $0.09 on the “pink sheets.”  The trading price of our common stock on the “pink sheets” is subject to wide fluctuations in response to, among other things, the limited number of shares traded, and general economic and market conditions.  In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock.  The highly volatile nature of our stock price may cause investment losses for our stockholders.  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.

At this time, no securities analyst provides research coverage of our common stock.  Further, securities analysts may never provide this coverage in the future.  Rules mandated by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

If one or more analysts elect to cover us and then downgrade our common stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.

Our common stock is considered to be a “penny stock” and is subject to rules which may limit a stockholder's ability to buy and sell our stock.

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of August 10, 2012, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 30% of our outstanding voting securities.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership also may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of July 31, 2011.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We do not intend to pay cash dividends.  Any return on investment may be limited to the value of our common stock, if any.

We have never declared or paid cash dividends on our capital stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently expect to use available funds and any future earnings in developing, operating and expanding our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends.  As a result, capital appreciation, if any, of our common stock will be a stockholder's only source of potential gain from our common stock for the foreseeable future.

Our Articles of Incorporation grant our Board of Directors the power to issue a significant number of additional shares of common stock resulting in material dilution to stockholders.

On June 25, 2012, we amended our Articles of Incorporation and increased the amount of shares of common stock we are authorized to issue from 75,000,000 to 150,000,000.   As of August 10, 2012, 74,985,095 shares were issued and outstanding.  Our Board of Directors, without any action by our stockholders, is authorized to issue an additional 75,014,905 shares as our Board of Directors deems appropriate.  Any issuances of additional shares will dilute the percentage of ownership interest of then-current holders of our common stock and may dilute our book value per share.
Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

We currently have no committed source of financing.  Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock.  These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

Provisions in the Nevada Revised Statutes (“NRS”) and our Articles of Incorporation may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in the NRS may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of the Company would be beneficial to the interests of our stockholders.  Any provision of Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their securities, and could also affect the price that some investors are willing to pay for our securities.  As a Nevada corporation, we are subject to NRS 78.438 which generally prohibits us from engaging in mergers and other business combinations with stockholders that have beneficially owned 10% or more of our voting stock for less than three years, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Executive Offices

Our corporate headquarter is located at 300 South C.M. Allen Parkway, Suite 400, San Marcos, TX  78666. At this location we rent approximately 1,850 square feet of office space, and for $2,000 per month pursuant to a lease expiring May 31, 2014.

Reserves

The proved oil reserves of the Company have been estimated by an independent engineering company, W.D.Von Gonten, & Company, as of July 31, 2011.  These reserve estimates have been prepared in compliance with the regulations promulgated by the SEC. Their report as of August 1, 2011 presents estimates of the value of the proved crude oil and natural gas reserves and the estimates of the present value at 10% of the proved, reserves attributed to the oil and gas lease interests in which we own an interest.  All reserves are located in the State of Texas.    The report of W.D. Von Gonten & Company, as of August 1, 2011, is filed as Exhibit 99.1 to this report.

Reserves estimated are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced after July 31, 2011 from the properties where the Company has interests. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by Baron after deducting all interests owned by others, including royalties.

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” Reserve estimates for the producing properties were based on a combination of the extrapolation of production history for decline curve analysis and water-oil ratio analysis.

The reserves estimates made by W.D. Von Gonten & Company were based on consideration of monthly production data through July 31, 2011.  Cumulative production, as of July 31, 2011, was deducted from the gross ultimate recovery to determine the estimated gross reserves. Oil reserves estimated are expressed in 42 United States gallons per barrel.

Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standard Board (FASB). The value for proved reserves were based on projections of estimated future production and revenue prepared for the properties with no risk adjustment   Oil prices were based on a 12-month average price, calculated as the unweighted average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. The 12-month average adjusted product price was U.S. $86.31 per barrel for crude oil based on 12-month average benchmark price of U.S. $90.12 per barrel.

Our representative responsible for overseeing the development of the reserve estimates and the evaluations conducted by the independent reservoir engineer is our chief executive officer who is a licensed professional engineer in the State of Texas.

Proved reserves, net to our interests, as of July 31, 2011 are as follows:

	Oil and Natural Gas Reserves, net
	Oil	Natural Gas	Total, net
	(Barrels)	(Mcf)	(Boe)
Proved
Developed	101,100	-0-	101,100
Undeveloped	-0-	-0-	-0-
Total proved	101,100	-0-	101,100

An analysis of the change in estimated quantities of proved oil and natural gas reserves on a barrel of oil equivalent basis(1) is shown below:

	Barrels Oil Equivalent
	July 31, 2011 (2)	July 31, 2010 (3)
Total Proved Reserves:
Beginning balance	107,583	127,808
Discoveries	-	-
Acquisitions	4,042	-
Production sales	(8,644)	(7,819)
Dispositions	(58,652)	(18,343)
Revisions of previous estimates	56,771	5,937
Ending balance	101,100	107,583
Proved Developed Reserves:
Beginning balance	107,583	127,808
Ending balance	101,100	107,583

(1) - Conversion of Mcf to Boe based on a 6 X Mcf per barrel equivalent.
(2) - 2011 independent reserve report was prepared by  W.D. Von Gonten & Company
(3) - 2010 independent reserve report was prepared by  W.D. Von Gonten & Company

Description of Properties

Our primary core area of operations is the prolific Permian Basin of West Texas and in North Central Texas. We hold working interests in oil fields located in Archer, Baylor, Borden, Garza, Jones, Runnels, Scurry, Taylor and Young counties.

Gross and net production sales from wells in which the company holds interests for the fiscal years ended July 31, 2011 and 2010 together with the Company’s working and net revenue interest are as follows:

				Year Ended July 31, 2011		Year Ended July 31, 2010
Lease	County	Working Interest	Net Rev Interest	Gross Prod. Sales (Boe)	Net Prod. Sales (Boe)	Gross Prod. Sales (Boe)	Net Prod. Sales (Boe)
Booger Bear “A” (1)	Scurry	5.0000%	3.7500%	4,846	182	16,688	626
Bostick (1)	Garza	8.7500%	6.8250%	1,623	111	4,435	303
Cramer Reynolds	Jones	100.0000%	80.0000%	619	495	306	245
Curb	Taylor	100.0000%	75.0000%	83	62	0	0
Green	Baylor	100.0000%	75.0000%	279	209	0	0
Hamlett	Scurry	12.5000%	10.0000%	1,720	172	1,804	180
Hopeful Fred (1)	Scurry	6.2500%	4.9260%	2,873	142	7,543	372
Huddleston	Taylor	93.7500%	70.3130%	1,287	905	292	205
Johnson (1)	Borden	27.2500%	20.4375%	4,278	874	9,132	1,866
Kirkpatrick 69	Garza	100.0000%	75.0000%	182	137	0	0
M.V. Keller “A”	Young	25.0000%	20.3125%	148	30	0	0
Mad Hat’r (1)	Scurry	6.2500%	4.9260%	757	37	2,123	105
Mad Hat’r “A” (1)	Scurry	6.2500%	4.9260%	1,354	67	3,906	192
Price	Taylor	100.0000%	75.0000%	293	220	0	0
Post-Montgomery (1)	Scurry	25.0000%	18.7500%	0	0	96	18
Royal (1)	Scurry	20.2500%	16.1731%	851	138	2,247	363
Sanders (1)	Garza	11.0000%	8.6861%	1,491	130	3,582	311
Thumbs Up (1)	Garza	11.0000%	8.6861%	63	6	0	0
Thumbs Up “A” (1)	Garza	11.7500%	9.2825%	4,520	420	12,956	1,203
Up for Grabs (1)	Scurry	9.1250%	7.2440%	1,806	131	4,763	345
W.A. Ashton	Runnels	100.0000%	75.0000%	826	620	0	0
W.S. Shaffer “A”	Taylor	100.0000%	75.0000%	0	0	75	56
W.S. Shaffer “B”	Taylor	100.0000%	75.0000%	3,672	2,754	1,513	1,135
W.S. Shaffer “C”	Taylor	100.0000%	75.0000%	1,069	802	391	294
Total				34,640	8,644	71,852	7,819
Ave Daily (Boed)				94.9	23.7	196.9	21.4

(1) Company interest in lease sold during the fourth calendar quarter of 2010.

The reduction in gross production sales of oil per day between fiscal year 2011 and 2010 identified in the above table is primarily the result of the Company’s sale of all its non-operated working interests in oil and gas leases located in Borden and Garza Counties, Texas and certain non-operated working interests in oil and gas leases in Scurry County, Texas during the fourth calendar quarter of year 2011.

Oil production sales, net to our interest, from wells we operated during the fiscal year ended July 31, 2011 fully offset the effect of the aforementioned sales of our non-operated interests during the fourth calendar quarter 2010.

ITEM 3 . LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

On March 16, 2011, we were served with a copy of a petition filed by BaseLine Capital, Inc. (“BaseLine”) in the District Court of Midland, Texas 238th Judicial District naming us and the senior secured lender, Newton Energy, Inc. as defendants (the “Petition”).  The Petition alleged we breached a promissory note payable to BaseLine in the amount of $500,000 bearing interest of 12% with a maturity date of August 1, 2010 (the “BaseLine Note 3”) and the associated loan document and subordination agreement.   Under the Petition, BaseLine demanded a judgment in its favor for its actual damages and attorneys’ fees and court costs, together with any pre-judgment and post-judgment interest it may be allowed by law.

On April 27, 2011, we reached a settlement with BaseLine in which we agreed to pay down $106,691 in principal balance and $43,309 in accrued interest on the note, pay BaseLine legal fees of $15,248, pay outstanding management fees owed to BaseLine in the amount of $9,752 and replace BaseLine Note 3 with a new promissory note in the amount of $100,000 bearing interest at 8.0% and maturing on May 15, 2015 (“BaseLine Note 4”). BaseLine Note 4 settled the litigation described above and the case was dismissed with the execution of this note.  This note is secured by a second lien on our oil and gas properties in Jones, Runnels, and Taylor Counties, Texas (the “New Mortgaged Properties”). Under the terms of this note, Baseline may elect to back in to a 25% working interest on some or all of the New Mortgaged Properties (the “Back-In”).  BaseLine was required to make this election within sixty days after October 27, 2011.  On December 1, 2011 Baseline exercised the back-in provision for specific properties.

On April 26, 2012, we were served with a copy of a petition filed by Briley Well Services, Ltd. (“Briley”) in the District Court of Tarrant County, Texas 342nd Judicial District naming us as defendant (the “Briley Petition”).  Under the Petition, Briley demanded a judgment in its favor for services rendered totaling $51,089, plus lawful interest and attorney’s fees.  Baron has made an offer of settlement and is awaiting a response from Briley’s attorney.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded over-the-counter and quoted on the pink sheets under the symbol “BROE.PK.”

The following table sets forth the high and low bid prices of our common stock for the fiscal quarters indicated as reported on the pink sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended July 31, 2010:
First Quarter Ending October 31, 2009	$0.66	$0.42
Second Quarter Ending January 31, 2010	0.38	0.20
Third Quarter Ending April 30, 2010	0.48	0.22
Fourth Quarter Ending July 31, 2010	0.35	0.12

Fiscal Year Ended July 31, 2011:
First Quarter Ending October 31, 2010	$0.15	$0.07
Second Quarter Ending January 31, 2011	0.09	0.04
Third Quarter Ending April 30, 2011	0.10	0.07
Fourth Quarter Ending July 31, 2011	0.09	0.07

As of the close of business on August 10, 2012, there were approximately 119 holders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

Other than described below, all securities sold by us during the fiscal years ended July 31, 2011 and 2010 that were not registered under the Securities Act were previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

On March 8, 2010 and May 11, 2010, we issued 10,000 shares of our common stock to Southwest Investment Association, Inc. (“SWIA”) in lieu of a cash payment of $2,500 for the registration fee to make a presentation at a conference organized by the recipient.  On July 19, 2010 and November 18, 2011, we issued 10,000 shares of our common stock  to SWIA in lieu of a cash payment of $3,000 for the registration fee required to present at a conference organized by the recipient.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and it took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

During the period from March 8, 2010 to May 27, 2010, we issued an aggregate of 800,000 shares of our common stock to six investors in connection with a private offering of our securities.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder for transactions by an issuer not involving a public offering.  The recipient(s) of our securities took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.  As consideration for the issuance of the 800,000 shares, we received $125,000 in cash for 500,000 shares, less $1,500 in commission paid to Starlight Investments, LLC in connection with the placement of 100,000 shares of our common stock in this private offering, and satisfaction of a $75,000 trade payable owed to P. Mark Stark for 300,000 shares.

On April 22, 2010, we issued 1,000,000 shares of our common stock, valued at $470,000 based on the closing price of the stock on the date of issuance, to Newport Capital Consultants, Inc. in exchange for financial consulting services and assistance in developing relationships with investment bankers and broker-dealers who might be interested in underwriting public offerings of our common stock.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and it took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On June 15, 2010, we issued an aggregate of 150,000 shares of our common stock for advisory services provided by the former six members of our advisory board valued at $5,000 per person for the 25,000 shares issued to each person based on the closing price of the stock on the date of issuance.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

During the period from August 1, 2010 to May 1, 2011, we issued 600,000 shares of our common stock to Princeton Research of Nevada, Inc. (“Princeton”) and 100,000 shares of our common stock to William Chippas, valued at a total of $57,750 based on the closing price of the stock on the dates of issuance.  The shares were issued in exchange for investor awareness services including featuring us on Princeton’s web site and Mr. Chippas’ radio show.   The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On August 16, 2010, we issued 50,000 shares of our common stock, valued at $6,000 based on the closing price of the stock on the date of issuance, to Bolton Flautt in exchange for assisting us in establishing an internet presence and other investor awareness services.   We issued an additional 85,714 shares of our common stock, valued at $6,000 based on the closing price of the stock at the date of issuance, to Mr. Flautt on November 15, 2010 in exchange for investor awareness services.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and he took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On January 1, 2011, we issued 100,000 shares of our common stock to each of Nicholas Cobb and Mich De L'Orme in exchange for web site development, web site maintenance, and search engine optimization and marketing services.  The shares had an aggregate value of $6,000 based on the closing price of the stock on the date of issuance.  On September 27, 2011, we issued an additional 100,000 shares of our common stock to each of Mr. Cobb and Mr. De L'Orme, valued at a total of $10,000 based on the closing price of the stock on the date of issuance, in exchange for featuring us on a website featuring oil and gas stocks.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On May 9, 2011, we issued 86,418 shares of our common stock to Michael King as reimbursement for $5,617 of out-of-pocket expenses he incurred in connection with the hosting of a dinner presentation held in conjunction with our participation in the MoneyShow in Las Vegas, NV.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and he took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On May 9, 2011, we issued 226,923 shares of our common stock to Bradley and Deborah Holmes as satisfaction of a $14,750 trade payable we owed them.  Also, on June 29, 2011, we issued 307,692 shares of our common stock to P. Mark Stark as satisfaction of a $20,000 trade payable we owed him.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On December 15, 2011, we issued Anthony Munafo 250,000 shares of our common stock, valued at $10,500 based on the closing price of the stock on date of issuance, in exchange for providing a campaign focused on bringing awareness of us to the retail brokerage community.  We issued Mr. Munafo an additional 400,000 shares of our common stock, valued at $14,400 based on the closing price of the stock on the date of issuance, on June 1, 2012 as consideration for the continuance of his efforts in brining awareness of us to the retail brokerage community.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and he took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

We issued Dustin Jay Chase an aggregate of 1,000,000 shares of our common stock in connection with our participation in the Badger Leases in Hutchinson County, Texas.  Pursuant to the agreement between us and Mr. Chase, we issued him 100,000 shares on January 17, 2012 and 900,000 shares on April 5, 2012.  The shares had an aggregate value of $39,200, based on the closing price of the stock on the dates of issuance.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and he took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On January 30, 2012, we issued an aggregate of 4,000,000 shares of our common stock to each of James Cerna and Roger Tichenor in exchange for various financial consulting services including, but not limited to, assistance in:  reducing outstanding accounts payable, developing relationships with potential market makers, and decreasing the time and costs associated with the audit process.  The shares had an aggregate value of $256,000 based on the closing price of the stock on the date of issuance.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On February 1, 2012, we issued Petro Lucrum 71,429 shares of our common stock, valued at $2,286 based on the closing price of the stock on the date of issuance, in exchange for a website listing, personal investor introductions, newsletter management, and other investor awareness services.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipient of our securities is an “accredited investor” and he took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

On April 25, 2012, we issued 166,665 shares of our common stock to each of Christy Albeck and Roderic Salazar, valued at $13,333 based on the closing price of the stock on the date of issuance, in exchange for business consulting and financial reporting support services. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.  The recipients of our securities are each an “accredited investor” and they took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

During the period from May 9, 2012 to June 20, 2012, we issued an aggregate of 2,300,000 shares of our common stock to three investors in connection with a private offering of our securities.  We received $115,000 in cash as consideration for issuance of the 2,300,000 shares.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder for transactions by an issuer not involving a public offering.  The recipient(s) of our securities took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning us and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

Overview and Going Concern

We are an early stage oil and gas development and production company focusing primarily on the reactivation of previously producing wellbores that are located within our core business area in the State of Texas.  We have established a corporate headquarters in San Marcos, Texas which is approximately 30 miles southwest of the city of Austin, Texas. We have oil and gas lease interests in eight counties in west Texas, north Texas, and north-central Texas.

Going Concern

In the course of our development and well reactivation initiatives, we have sustained losses and expect such losses to continue until such time that we reach critical mass and at least for the next twelve months.   We expect to finance our operations primarily through future financings. However, there exists substantial doubt about our ability to continue as a going concern, because we will be required to obtain additional capital in the future to continue our operations, and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas well re-activation activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, on terms and conditions that are acceptable.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Recent Developments

We are exploring a number of options to address our liquidity situation. We have retained investment advisors to assist in securing funding and to assist our Board of Directors in developing strategic relationships and alternatives for the Company.  We are in discussions with potential investors regarding possible investments in our equity or debt securities, but to date conditions have not been favorable for such investments on acceptable terms at the funding levels necessary to execute our business plan.  We have been and continue to be in discussion with various parties regarding potential divestiture of certain oil and gas properties and strategic transactions, such as farm-outs and carried interests.  However, at this time, no capital or strategic transaction has been approved nor has any agreement(s) been executed, and there can be no assurance that any such transactions will be successfully negotiated or consummated.

Results of Operations

We are an early stage company and have generated limited operating revenues and have not achieved positive operating cash flows to date.

Year Ended July 31, 2011, Compared with Year Ended July 31, 2010

A summary of our results for years ended July 31, 2011 and 2010 is as follows:

			Percentage Increase /
	2011	2010	(Decrease)

Revenues	$736,940	$533,508	38.1%
Costs and operating expenses, net	(1,031,111)	(2,778,048)	(62.9)%
Interest expense	(391,778)	(607,540)	(35.5)%
Income tax expense	-	-	-%
Net loss	$(685,949)	$(2,852,080)	(75.9)%

Revenues

We earned oil and gas revenues of $736,940 for the year ended July 31, 2011, compared to $533,508 for the year ended July 31, 2010.  The increase was mainly due to greater sales of production volumes, which totaled 8,644 Boe, net in fiscal year 2011 compared to 7,819 Boe, net for the prior fiscal year, and higher average prices realized of $85.25 per Boe compared to $68.23 Boe for the fiscal year 2010.  Our revenues were derived from our wells located in the Permian Basin of West Texas and in North Central Texas.

Costs and Expenses

Our operating costs and expenses for the years ended July 31, 2011 and 2010 consisted of the following:

			Percentage Increase /
	2011	2010	(Decrease)

Lease operating costs	$463,943	$413,069	12.3%
Depreciation, depletion, accretion and amortization	105,766	111,784	(5.4)%
Impairment of oil properties	132,562	282,785	(53.1)%
General and administrative	989,162	2,313,186	(57.2)%
Gain on sale of oil and gas properties	(660,322)	(342,776)	92.6%
Total	$1,031,111	$2,778,048	(62.9)%

Lease Operating Costs

Our lease operating costs for the year ended July 31, 2011 totaled $463,943 compared to $413,069 for 2010.  The increase in lease operating costs was due to higher levels of production.

Depreciation, Depletion, Accretion and Amortization Expenses

Although our production increased in fiscal year 2011 over 2010, our total depreciation, depletion, accretion and amortization expenses for the year ended July 31, 2011 decreased from 2010 due to a lower average DD&A rate per Boe of $12.24 per Boe for fiscal year 2011 compared to an average rate of $14.30 per Boe for the prior fiscal year.   The reduction in rate was primarily the result of oil and gas property impairments made at July 31, 2010 which reduced our oil and gas property investment balance, which was partially offset by a reduction in our year end net proved reserves which were 107,583 Boe at July 31, 2010 compared to 101,100 Boe at the fiscal year end July 31, 2011.

Impairment Expense

For the year ended July 31, 2011 and 2010, we incurred impairment expense of $132,562 and $282,785, respectively, on our oil and gas properties.  During the year ended July 31, 2010, mechanical problems over an extended period of time on five producing wells caused production decreases for the year, reduced the estimated overall recoverable reserves attributable to each well as of year-end, and resulted in an impairment.  During the year ended July 31, 2011, mechanical problems over an extended period of time on two producing wells caused production decreases for the year, reduced the estimated overall recoverable reserves attributable to each well as of year-end, and resulted in an impairment.

General and Administrative Expenses

We incurred total general and administrative expenses of $989,162 for the year ended July 31, 2011 compared to $2,313,186 for the year ended July 31, 2010.  The decrease was primarily due to a reduction in compensation and fees for consulting, legal, and accounting services for fiscal year 2011 as compared to the prior year.  General and administrative expenses paid through non-cash transactions (i.e., issuance of shares of common stock or warrants) totaled $188,624 for 2011 compared to $551,000 for 2010.   Additionally, during fiscal year 2010 non-cash charges totaling $662,500 were incurred in connection with the issuance of partnership units as compensation.  During fiscal year 2011, $400,000 of officer and director compensation was paid through the issuance of shares of common stock in lieu of cash payment.

Gain on Sales of Oil and Gas Properties

We realized gains on the sale of oil and gas properties during fiscal year 2011 totaling $660,322 compared to $342,776 for fiscal year 2010.   In December 2010 we sold all our non-operated working interests in oil and gas leases located in Borden and Garza County, Texas and certain non-operated interests in oil and gas leases in Scurry County for approximately $1.2 million with the purchaser assuming the plugging obligations.   The properties sold had been impaired in prior years pursuant to successful efforts accounting requirements, and we realized a gain on the sale.  During fiscal year 2010, we sold all of our oil and gas interests in Haskell County for gross proceeds of $500,000 and realized a gain on the sale of $342,776.

Operating Loss

The operating loss before interest expense for fiscal year 2011 totaled $294,171 compared to a total operating loss of $2,242,540 for fiscal year 2010.   The reduction in the operating loss was primarily attributable to higher production and revenues, lower general and administrative costs, smaller oil and gas property impairment charge and a larger realized gain on the sale of oil and gas properties.

Interest Expense

We incurred interest expense of $391,778 for the year ended July 31, 2011 compared to $607,540 for the year ended July 31, 2010.  The decrease was primarily due to a reduction in the outstanding balance of our notes payable during the year ended July 31, 2011 as compared to July 31, 2010, as well as additional interest expense on a note payable to BaseLine amounting to $125,000 incurred during the year ended July 31, 2010 (see Note 4 of the Notes to Consolidated Financial Statements).

Net loss

The net loss for the year ended July 31, 2011 totaled $685,949 compared to $2,852,080 for the year ended July 31, 2010.  The approximately $2.2 million reduction in loss in 2011 from fiscal year 2010 was the result of higher production and revenues, lower general and administrative costs, smaller oil and gas property impairment charge and a larger realized gain on the sale of oil and gas properties.

Adjusted EBITDA, Fiscal Years Ended July 31, 2011 and 2010

In evaluating our business, we consider earnings before interest income, interest expense, income taxes, depreciation, depletion, accretion and amortization, impairment of oil properties, impairment of goodwill, stock-based compensation expense, common stock issued for services, and unrealized gains and losses on fair value of derivative warrant instruments (“Adjusted EBITDA”) as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures.  We believe Adjusted EBITDA presents a more realistic picture of our performance than income or loss from operations or cash used in operations as presented in our consolidated financial statements and a more meaningful measure of our current liquidity. We believe that this measure may also be useful to investors for the same purpose and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income or loss from operations, or cash used in operations determined under U.S. generally accepted accounting principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

Adjusted EBITDA for the years ended July 31, 2011 and 2010 is calculated as follows:

	Year ended July 31,
	2011	2010

Net loss	$(685,949)	$(2,852,080)
Adjustments, non-cash charges:
Depreciation, depletion, accretion and amortization	105,766	111,784
Impairment of oil properties	132,562	282,785
Common stock and warrants issued for services	188,624	551,000
Stock-based compensation expense	400,000	-
Partnership units issued as compensation	-	662,500
Gain on sale of oil and gas properties	(660,322)	(342,776)
Interest expense	391,778	607,540
Adjusted EBITDA	$(127,541)	$(979,247)

Liquidity and Capital Resources

Our cash and cash equivalents balance as of July 31, 2011 and 2010 were $27,113 and $23,802, respectively.  Our cash and cash equivalent balance at July 31, 2012 was $13,542.

Our total capital expenditure requirements for the twelve months of fiscal year 2012, excluding acquisition costs, are anticipated to be approximately $1,200,000 to complete production enhancement initiatives.  Additionally, we are actively evaluating oil and gas property acquisition opportunities in our geographic area of operations where we believe we can increase production and oil and gas reserve recovery though application of our technical expertise. Acquisitions must meet rigorous economic evaluations and would allow us to meet our production targets over the next twelve months; we are targeting properties with an aggregate total purchase price of $5 - $10 million, with funding sourced through commercial debt, equity and cash from operations.

While our current revenues less lease operating expenses produce positive cash flows to us, we have not yet achieved the production levels and critical mass to fund all our general and administrative expenses and debt service requirements.  In order to conserve cash in the Company to fund working capital and partially meet operating requirements, since our acquisition of the Acquired Entities in February 2010, our executive officers have been compensated through the issuance of shares of common stock in lieu of cash compensation.

In early 2012, we kicked off an initiative to become current in our public company compliance reporting requirements which we believe will permit us to raise capital and effect acquisitions through equity and/or convertible debt transactions at more favorable terms than we might otherwise achieve.  However, we currently do not have available credit, bank financing or other external sources of liquidity to meet all our operating requirements and execute our capital program.

We may seek to raise additional funds through public or private sale of our equity or debt securities, borrowing funds from private or institutional lenders, the sale of our interests in certain oil and gas properties, or farm out of oil and gas interests.  If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.

If we raise funds through a farm-out or sale of any of our rights, we may be required to relinquish, on terms that are not favorable to us, our interests in those projects.  Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity. There can be no assurance that we will be successful in obtaining additional funding, or selling or farming-out assets, in sufficient amounts or on terms acceptable to us, if at all.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations and properties.

We are exploring a number of options to address our liquidity situation.  We continue to have conversations with potential investors regarding possible investments in our equity or debt securities, but to date conditions have not been favorable for such investments on acceptable terms.  We have been and continue to be in discussion with various parties regarding potential corporate strategic transactions, such as farm-outs among others.  We have retained investment advisors to assist us and the Board of Directors.   However, at this time no capital or strategic transaction has been approved by our Board of Directors, nor has any agreement been executed, and there can be no assurance that any such transaction will be successfully negotiated or consummated.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months.  Additionally, our independent auditors included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm on our consolidated financial statements included in this annual report on Form 10-K that raises substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this annual report are prepared on the basis that we continue as a going concern and they do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that might be necessary as a result of this uncertainty.

Our ability to obtain additional financing is dependent on the state of the debt and/or equity markets, and such markets’ reception of us and our offering terms. In addition, our ability to obtain financing may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, that it will be on terms and conditions that are acceptable.

Condensed Quarters Ending Financial Position

Condensed consolidated balance sheet information at the end of each quarter during our fiscal years ended July 31, 2011 and 2010 are provided in the following tables.  The quarterly financial information presented herein has not been reviewed by our independent auditors, does not contain the level of detail consistent with Rule 10-01(a) and (b) in Regulation S-X, and is for informational purposes.

Baron Energy, Inc.
(unaudited) (not reviewed)

Fiscal Year 2011 As of the quarter ended	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011

Cash	$4,500	$304,332	$115,283	$27,113
Oil and gas properties, net	1,070,429	557,536	558,136	447,183
Other assets	147,570	118,100	142,463	187,036
Total Assets	1,222,499	979,968	815,882	661,332

Accounts payables & accrued liabilities	2,057,093	1,880,203	1,927,524	1,765,554
Notes payable and other obligations	2,916,580	2,457,112	2,380,048	2,473,688
Total Liabilities	4,973,673	4,337,315	4,307,572	4,239,242

Common stock	43,550	45,011	47,180	50,151
Additional paid-in capital	3,270,597	3,341,636	3,614,573	3,914,969
Accumulated deficit	(7,065,321)	(6,743,994)	(7,153,443)	(7,543,030)
Stockholders’ Deficit	(3,751,174)	(3,357,347)	(3,491,690)	(3,577,910)
Total Liabilities & Stockholders’ Deficit	$1,222,499	$979,968	$815,882	$661,332

Fiscal Year 2010 As of the quarter ended	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010

Cash	$40,407	$14,831	$66,072	$23,802
Oil and gas properties, net	1,428,202	1,414,438	1,255,315	1,096,192
Other assets	399,715	425,824	161,726	113,627
Total Assets	1,868,324	1,855,093	1,483,113	1,233,621

Accounts payables & accrued liabilities	1,340,984	1,430,891	1,732,508	1,959,695
Notes payable and other obligations	2,757,142	2,856,857	2,631,799	2,892,110
Total Liabilities	4,098,126	4,287,748	4,364,307	4,851,805

Common stock	22,200	23,350	41,328	42,905
Additional paid-in capital	-	-	3,147,017	3,195,992
Accumulated deficit	(2,252,002)	(2,456,005)	(6,069,539)	(6,857,081)
Stockholders’ Deficit	(2,229,802)	(2,432,655)	(2,881,194)	(3,618,184)
Total Liabilities & Stockholders’ Deficit	$1,868,324	$1,855,093	$1,483,113	$1,233,621

Condensed Results of Operations

We are an early stage company and have generated limited operating revenues and have not achieved positive operating cash flows to date.   Condensed statements of operations information for each quarter ending during our fiscal years ended July 31, 2011 and 2010 are provided in the following tables. The quarterly financial information presented herein has not been reviewed by our independent auditors, does not contain the level of detail consistent with Rule 10-01(a) and (b) in Regulation S-X, and is for informational purposes.

Baron Energy, Inc.
(unaudited) (not reviewed)

Quarterly Periods, Fiscal Year 2011	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011

Oil & Gas Revenues	$203,710	$100,702	$207,397	$225,131
Costs & Operating Expenses:
Lease operating expenses	69,575	95,411	182,968	115,989
DD&A and impairment	31,657	8,213	14,511	183,947
General and administrative	215,543	243,370	331,255	198,994
Gain on sales of oil & gas properties	-	(660,322)	-	-
Operating Income (Loss)	(113,065)	414,030	(321,337)	(273,799)
Interest Expense	95,175	92,703	88,112	115,788
Income Taxes	-	-	-	-
Net (Loss) Income	$(208,240)	$321,327	$(409,449)	$(389,587)
Net (Loss) per share, basic & diluted	$(0.00)	$0.01	$(0.01)	$(0.01)
Weighted average shares outstanding	43,393,528	44,197,282	46,248,663	47,856,586

Production sales volume (Boe)	2,625	1,379	2,244	2,396

Quarterly Periods, Fiscal Year 2010	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010

Oil & Gas Revenues	$109,209	$114,571	$141,648	$168,080
Costs & Operating Expenses:
Lease operating expenses	128,927	111,744	79,152	93,246
DD&A and impairment	13,764	54,566	34,165	292,074
General and administrative	64,301	231,288	1,534,228	483,369
Gain on sales oil & gas properties	(189,484)	(153,292)	-	-
Operating Income (Loss)	91,701	(129,735)	(1,505,897)	(700,609)
Interest Expense	364,346	74,268	81,993	86,933
Income Taxes	-	-	-	-
Net (Loss) Income	$(272,645)	$(204,003)	$(1,587,890)	$(787,542)
Loss per share, basic & diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average shares outstanding	22,200,004	22,348,374	36,248,933	42,299,103

Production sales volume (in Boe)	1,934	1,686	1,908	2,291

Results of Operations

Quarters Fiscal Year 2011 Compared to Quarters Fiscal Year 2010

Revenues

Quarterly revenues from the sales of oil and gas production increased during our fiscal year ended July 31, 2011 compared to quarterly revenues in the prior year due primarily to increased quarterly levels of production and general increases in oil and gas commodity prices in the fiscal year 2011 quarterly periods over the same quarterly periods during our prior fiscal year 2010.

Average quarterly production for fiscal year 2011 totaled approximately 2,161 Boe per quarter compared to 1,955 Boe per quarter for the prior fiscal year quarterly periods.  For fiscal year 2011 quarterly periods the average daily production sales ranged from approximately 15 – 29 Boe per day, compared approximately 18 – 25 Boe per day for the prior year quarterly periods.

Additionally we realized higher average prices from oil and gas production sales during the quarterly periods in our fiscal year 2011 over the same quarterly periods during our prior fiscal year due to higher commodity prices during fiscal year 2011 compared to fiscal year 2010.  The average sales price per Boe for the 2011 fiscal year quarterly periods ranged from approximately $73.00 to $94.00 per Boe.  During fiscal year 2010 the average sales prices for the quarterly periods ranged from approximately $56.00 per Boe to $73.00 per Boe.   In comparison, the average annual sales price realized for the fiscal year 2011 was $85.25 per Boe compared to $68.23 per Boe in fiscal year 2010.

Costs and Expenses

Lease Operating Expenses – Lease operating costs varied between the quarterly periods in fiscal year 2011 compared to the quarterly periods in fiscal year 2010 primarily due to the fluctuations in production levels, and periodic workover procedures on individual wells.

Depreciation, Depletion, Amortization and Impairment Expenses - Depreciation, depletion and amortization expenses vary between the quarterly periods in fiscal year 2011 and 2012 due primarily to fluctuations in production sales; while the increase during the fourth quarterly period for each fiscal year was primarily the result of year end impairment charges to our oil and gas property investments.  In the quarterly period ended July 31, 2011 we recorded an impairment charge on our oil and gas investments totaling $132,562 while during the same quarterly period ended July 31, 2010 we recognized an impairment charge of $282,785.

General and Administrative Expenses – General and administrative expenses for each quarterly period in fiscal year 2011 ranged from approximately $200,000 to $330,000 per quarter while quarterly G&A for the prior fiscal year ranged from approximately $65,000 to $1.5 million.   General and administrative costs totaled approximately $1,534,000 during the third quarter ended April 30, 2010 due primarily to professional fees incurred in connection with our reverse merger, compensation charges recognized on the distribution of Permian LP partnership units in February 2010 ($562,500), consideration paid by Esconde LP to a lender to secure their consent and cancellation of outstanding warrants ($100,000), and stock issuances for services ($518,000).

Gain on Sales of Oil and Gas Properties – Gains on sales of oil and gas properties were realized during certain quarterly periods in fiscal year 2011 and 2010.  Specifically, we recognized a gain totaling approximately $660,000 during the quarterly period ended January 31, 2011 in connection with our December 2010 sale of all our non-operated working interests in oil and gas leases in Borden and Garza Counties, Texas and certain non-operated interests in oil and gas leases in Scurry County, Texas.  During the quarterly periods ended October 31, 2009 and January 31, 2010 during fiscal year 2010 we recognized gains on the sale of our oil and gas interests in Haskell County, Texas totaling approximately $343,000.

Operating Loss

Operating losses or income between quarterly periods during fiscal year 2011 as compared to the quarterly periods  during fiscal year 2010 are due to the levels of production sales, oil and gas commodity prices realized, recurring and non-recurring lease operating expenses (e.g., such as workovers), and periodic gains on sales of oil and gas properties.  Additionally, the operating losses during the fourth quarterly periods ended July 31, 2011 and 2010 reflect year end charges totaling approximately $133,000 and $283,000, respectively, resulting for our periodic impairment assessment of our oil and gas properties, as required by successful efforts accounting.

Net loss

In each quarterly period, except one, we incurred a net loss during our fiscal years 2011 and 2010.   For the quarterly period ended January 31, 2011 we realized net income for the quarter due to a gain on the sale of our non-operated interests in oil and gas leases located in Borden and Garza Counties, Texas and the sale of certain non-operated interests in oil and gas leases in Scurry County, Texas.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates that are particularly significant to the consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, asset retirement obligations and accrued revenues and effects of purchase price allocations.

Oil properties

We use the successful efforts method of accounting for oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized. Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

Long-lived assets that are held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. Fair value is determined by reference to the present value of estimated future cash flows of such properties.

Asset Retirement Obligation

We recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizes an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Oil and Natural Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. W.D.Von Gonten & Company prepares a reserve and economic evaluation of all our properties utilizing information provided to them by our management and other information available, including information from the operator of the property. The estimate of the our proved reserves as of July 31, 2011 and 2010 has been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 15, 2008, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve report. The accuracy of our reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil eventually recovered.

Revenue Recognition

We have working interests in various oil and gas properties which constitute our primary source of revenue. We recognize oil and gas revenue from our interests in producing wells as oil and gas is sold from those wells. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers in accordance with our proportionate ownership in the property. When natural gas sales volumes exceed our entitled share and the accumulated overproduced balance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we will record a liability.

Income Taxes

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, we considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. We established a full valuation allowance and reduced its net deferred tax asset, principally related to our net operating loss carryovers, to zero as of July 31, 2011 and 2010. We will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If we achieve profitable operations in the future, we may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods prior to expiration of such NOLs, we will be able to use its NOLs to offset taxes due at that time.

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other.  ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.   The Company’s adoption of ASU 2011-08 during and as of the annual period ended July 31, 2012 is not expected to impact the Company’s consolidated results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements as of and for the years ended July 31, 2011 and 2010 are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A. CONTROLS AND PROCEDURES

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last periodic report (April 30, 2010) through July 31, 2011. However, this assessment is as of July 31, 2011.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the fiscal year ended July 31, 2011.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the fiscal year ended July 31, 2011. In making this assessment, we utilized the criteria set forth in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, we concluded that our disclosure controls and procedures were not effective and we have identified the following material weaknesses.  These material weaknesses affected our ability to make our periodic SEC compliance filings within the prescribed time periods.

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over day-to-day accounting and financial reporting obligations as well as the period-end financial close and reporting processes as of July 31, 2011.  Due to the actual and potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies constituted a material weakness in our internal control over financial reporting.  The specific deficiencies contributing to the material weakness were as follows:

a)
Inadequate segregation of duties.  In various accounting processes, applications and systems we did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.

b)	Inadequate policies and procedures. We did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.

c)
Journal entries.  We did not design, establish and maintain effective procedures and controls for ensuring timely documentation, review and approval over journal entries, or the existence of sufficient supporting documentation.

d)
Account reconciliations.  We did not design, establish and maintain effective procedures and controls over the timely preparation, review and approval of account reconciliations, including supporting schedules.

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of July 31, 2011, we believe that our internal control over financial reporting was also ineffective as of July 31, 2010.

Changes in Internal Control over Financial Reporting

Our management has performed extensive procedures designed to ensure the reliability of our financial reporting.  Furthermore, after obtaining additional financing earlier this year, we were able to engage subject matter specialists to support management in its efforts to complete our financial filings and get us current in our filing obligations under the Exchange Act.  Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the fiscal years ended July 31, 2011 and 2010.

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period ended April 30, 2010 through July 31, 2011, nor were any changes made to our internal control over financial reporting from August 1, 2011 through the date of this report.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of the date of this report.

Name	Age	Position

Ronnie L. Steinocher	61	Chairman of the Board, Chief Executive Officer, President

Lisa P. Hamilton	51	Director, Executive Vice President and Chief Financial Officer

A brief biography of our directors and executive officers follows.  Each director has been elected to serve until our next annual meeting of stockholders and until his or her successor has been elected and qualified.  Each executive officer serves at the discretion of our Board of Directors.

Ronnie L. Steinocher was appointed as our Chairman, President and Chief Executive Officer on February 22, 2010 in connection with our acquisition of the Acquired Entities.  From June 2002 to February 2010, Mr. Steinocher was the president of Esconde Resources LP and the co-manager of the general partner of Esconde's predecessor entity, and from July 2007 to February 2010, he was the president of Permian Legend Petroleum LP and the co-manager of the general partner of Permian's predecessor entity. Mr. Steinocher has more than 30 years of oil and gas experience, including 18 years with Conoco Inc. He has been an owner/operator of independent oil and gas companies since 2001. Mr. Steinocher has extensive experience in drilling, production, reservoir, and operations engineering, oil and gas investment evaluation, deal structuring, fund sourcing, business development including major acquisitions both international and domestic, and general management. Mr. Steinocher received a Bachelor of Science degree in Architecture from The University of Texas at Arlington and a Bachelor of Science degree in Civil Engineering from The University of Texas at Austin.  He also has received a certificate of completion from the Management Program at Rice University, and a certificate of completion from the Executive Management Program at The Wharton School, University of Pennsylvania. He is a member of the Society of Petroleum Engineers, and a licensed professional engineer in the State of Texas.

Ms. Lisa P. Hamilton was appointed a director and our Executive Vice President and Chief Financial Officer on February 22, 2010 in connection with our acquisition of the Acquired Entities. From June 2002 to February 2010, Ms. Hamilton was the vice-president of Esconde Resources LP and the co-manager of the general partner of Esconde's predecessor entity, and from July 2007 to February 2010, she was the vice-president of Permian Legend Petroleum LP and the co-manager of the general partner of Permian's predecessor entity.   Ms. Hamilton has over 30 years of experience in the oil and gas industry, including 20 years with Conoco Inc. She has been an owner/operator of independent oil and gas companies since 2001. Ms. Hamilton has held positions in finance, accounting, land administration, risk management, business development, international oil and gas, deal structuring, and general management. Ms. Hamilton received a Bachelor of Science in Business Administration with Highest Honors from the University of Houston - Downtown.

Former Directors and Executive Officers

Since our annual report on Form 10-K for the fiscal year ended July 31, 2009, which is our last filed annual report, there have been significant changes in the members of our Board and our executive officers. The following individuals served on our Board of Directors for the periods listed below, but no longer serve on our Board of Directors:

Michael Maguire	August 15, 2008 – February 28, 2010

Lou Schiliro	September 12, 2008 – February 28, 2010

In addition, Michael Maguire served as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary from September 12, 2008 until his resignation from each of those positions effective as of February 19, 2010.

Relationships among Directors and Executive Officers

There are no family relationships between or among our current directors and executive officers, and there have not been since we filed our last annual report on Form 10-K for the fiscal year ended July 31, 2009.

Involvement in Certain Legal Proceedings

Except as described in the next paragraph, to the best of our knowledge, during the past ten years from the date of this report, none of the following occurred with respect to a director or executive officer of Baron: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In January 2006, Mr. Steinocher and Ms. Hamilton entered into an Agreed Cease and Desist Order with the Texas State Securities Board pursuant to which they agreed to cease and desist from offering for sale any security in Texas until the security is registered with the Securities Commissioner or is offered for sale pursuant to an exemption from registration under the Texas Securities Act.  They also agreed to cease and desist from acting as securities dealers or agents in Texas until they are registered with the Securities Commissioner or are acting pursuant to an exemption from registration under the Texas Securities Act.  Mr. Steinocher and Ms. Hamilton were offering limited partnership interests in an entity they controlled (the “Partnership”).  The limited partnership interests were not registered and were being offered pursuant to an exemption from registration under the Texas Securities Act available only to issuers having no more than 35 security holders.  The Partnership had no more than 35 security holders of record, however, several record holders were entities that were organized for the sole purpose of investing in the Partnership.  Under the Texas Securities Act and the regulations promulgated thereunder, each individual investor in such entities is counted towards the maximum number of 35 security holders of the issuer.  Therefore, the Partnership was deemed to have in excess of 35 security holders, and the exemption from registration being relied upon under the Texas Securities Act was no longer available.  Upon being notified of this by the Texas State Securities Board, Mr. Steinocher and Ms. Hamilton immediately ceased all offering activities and consented to the entry of the cease and desist order.

Code of Ethics

We adopted a written Code of Business Conduct and Ethics applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It is designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports and documents filed with the SEC; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code.  We have posted our Code of Business Conduct and Ethics on our website located at http://baronenergy.com/code-of-conduct-and-ethics.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has not established any committees.  With only two members as of the date of this report, the entire Board of Directors functions as and performs the duties and responsibilities typically carried out separately by committees, including an audit committee.  Our Board of Directors has determined that neither current member is an “audit committee financial expert,” as that term is defined by the SEC in Item 407(d)(5) of Regulation S-K. Furthermore, we have never had a member of our Board of Directors qualify as an “audit committee financial expert”. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues to date.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the fiscal years ended July 31, 2011, 2010, and 2009 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the principal executive officer whose total annual compensation was at least $100,000, who are referred to as the named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock & Option Awards ($)	All Other Compensation ($)	Total ($)

Ronnie L. Steinocher,	2011	$240,000	(1)	—	—	—	$240,000
Chief Executive Officer	2010	$102,250	(1)	—	—	—	$102,250
& President	2009	—		—	—	—	—

Lisa P. Hamilton,	2011	$216,000	(2)	—	—	—	$216,000
Executive Vice President,	2010	92,250	(2)	—	—	—	$92,250
& Chief Financial Officer	2009	—		—	—	—	—

Michael Maguire (3),
Chief Executive Officer,	2011	$—		—	—	—	$—
Chief Financial Officer,	2010	$35,750		—		—	$35,750
President & Treasurer	2009	$73,500		—	—	—	$73,500

(1)
Mr. Steinocher was appointed as our President and Chief Executive Officer on February 22, 2010 in connection with the Acquisition.  Effective with his appointment, his base salary was established at and continues at $20,000 per month.  Mr. Steinocher is employed on a month-to-month basis, and to date has agreed to receive his salary in the form of shares of our common stock.   The number of shares issued is determined by the average of the closing sales price on the five trading days prior to the date of issuance.  Mr. Steinocher's 2010 salary accrued and was paid in full in the form of 420,168 shares issued on September 1, 2010, based on a share price of $0.119; 1,000,000 shares issued on December 31, 2010, based on a share price of $0.05; and 26,042 shares issued on March 31, 2011, based on a share price of $0.0864.  Mr. Steinocher's 2011 salary accrued and was paid in full in the form of 842,014 shares issued on March 31, 2011, based on a share price of $0.086;  1,041,667 shares issued on June 30, 2011, based on a share price of $0.072; 1,500,000 shares issued on September 30, 2011, based on a share price of $0.05; and 508,850 shares issued on December 31, 2011, based on a share price of $0.0339.

(2)
Ms. Hamilton was appointed as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary on February 22, 2010 in connection with the Acquisition.  Effective with her appointment her base salary was established at and continues at $18,000 per month.  Ms. Hamilton is employed on a month-to-month basis, and to date has agreed to receive her salary in the form of shares of our common stock.  The number of shares issued is determined by the average of the closing sales price on the five trading days prior to the date of issuance.  Ms. Hamilton's 2010 salary accrued and was paid in full in the form of 1,281,250 shares issued on June 30, 2011, based on a share price of $0.072.  Ms. Hamilton's 2011 salary accrued and was paid in full in the form of 802,083 shares issued on June 30, 2011, based on a share price of $0.072; 1,500,000 shares issued on September 30, 2011, based on a share price of $0.05; 1,474,926 shares issued on December 31, 2011, based on a share price of $0.03339; and 995,509 shares issued on March 31, 2012, based on a share price of $0.0334.

(3)
Michael Maguire served as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary from September 12, 2008 until his resignation from each of those positions effective as of February 19, 2010.  Mr. Maguire continued to receive his base salary of $5,500 for two months after his resignation in accordance with his employment agreement.

Employment Agreements

We have not entered into written employment agreements with any of our current executive officers.  On January 1, 2010, our Board of Directors elected to renew the employment agreement with Michael Maguire for an additional one year period.  We initially entered into the employment agreement with Mr. Maguire for a one year period, effective as of January 1, 2009.  Mr. Maguire's employment agreement was automatically terminated in accordance with its terms effective February 19, 2010 in connection with our acquisition of the Acquired Entities.  Under the terms of the agreement, Mr. Maguire continued to receive his base salary of $5,500 for two months.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to any executive officer during the fiscal years ended July 31, 2011 and 2010.

Director Compensation

During the fiscal year ended July 31, 2011, the two members of our Board of Directors were also executive officers of Baron and were not compensated for their services in their capacity as a member of our Board of Directors.  During the fiscal year ended July 31, 2010, any members of our Board of Directors who were also executive officers of Baron were not compensated for their services in their capacity as a member of our Board of Directors.  Lou Schiliro was not compensated for his services as a member of our Board of Directors during the fiscal year ended July 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of July 31, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each director;
•	each named executive officer; and
•	all of our directors and named executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Baron Energy, Inc., 300 South C.M. Allen Parkway, Suite 400, San Marcos, Texas  78666.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Ronnie L. Steinocher (3)	12,537,435	16.72%

Lisa P. Hamilton (4)	11,746,438	15.67%

Michael Maguire (5)	400,000	0.53%

Lou Schiliro (5)	0	0.00%

All directors and executive officers as a group (4 persons)	24,683,873	32.92%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 74,985,095 shares of our common stock outstanding as of July 31, 2012.
(3)
Includes 1,214,534 shares of common stock held by ENVCA Investments LP, of which Mr. Steinocher is a managing partner and shares equal voting and investment power over such shares with Ms. Hamilton.  Mr. Steinocher disclaims beneficial ownership of all shares held by ENVCA Investments LP except to the extent of his pecuniary interest therein.  Includes 100,433 shares of common stock held by Eneran Exploration LP, of which Mr. Steinocher is a managing partner and shares equal voting and investment power over such shares with Ms. Hamilton.  Mr. Steinocher disclaims beneficial ownership of all shares held by Eneran Exploration LP except to the extent of his pecuniary interest therein.  Includes 206,632 shares of common stock held by Lavaca Energy, LLC of which Mr. Steinocher is the sole member and manager and has sole voting and investment power over such shares.

(4)
Includes 1,214,534 shares of common stock held by ENVCA Investments LP, of which Ms. Hamilton is a managing partner, and shares equal voting and investment power over such shares with Mr. Steinocher.  Ms. Hamilton disclaims beneficial ownership of all shares held by ENVCA Investments LP except to the extent of her pecuniary interest therein.  Includes 100,433 shares of common stock held by Eneran Exploration LP, of which Ms. Hamilton is a managing partner and shares equal voting and investment power over such shares with Mr. Steinocher.  Ms. Hamilton disclaims beneficial ownership of all shares held by Eneran Exploration LP except to the extent of her pecuniary interest therein.  Includes 2,698,868 shares of common stock held by Pierce-Hamilton Energy Partners LP of which Ms. Hamilton is the sole limited partner and manager and has sole voting and investment power over such shares.

(5)	We do not have an address for Mr. Maguire or Mr. Schiliro who both resigned from our Board of Directors as of February 28, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Certain oil and gas properties acquired from the Acquired Entities were operated from prior to the Acquisition until June 21, 2010 by Permian Legend LLC, which is owned and controlled entirely by Mr. Ronnie L. Steinocher and Ms. Lisa P. Hamilton, both who have served as our only directors and executive officers since the Acquisition on February 22, 2010.  Effective June 21, 2010, we became operator of all of these properties with the exception of our Moore #1 salt water disposal well (plugged in July 2011).  The Acquired Entities were also managed from prior to the Acquisition until February 22, 2010 by Permian Legend LLC and Esconde Energy LLC, both of which were owned and controlled entirely by Mr. Steinocher and Ms. Hamilton.  Under the arrangement between the Acquired Entities and the entities controlled entirely by Mr. Steinocher and Ms. Hamilton, the amounts billed during the fiscal years ended July 31, 2011, 2010 and 2009 were $5,075, $447,420 and $595,434, respectively.  Amounts paid during the fiscal years ended July 31, 2011, 2010 and 2009 were $320,751, $337,926 and $376,607, respectively.  Any accounts payable and accrued expenses for the fiscal years ended July 31, 2011 and 2010 represented management fees billed before the Acquisition, operating costs incurred before the Acquisition and through our assumption of the operatorship, and costs associated with the Moore #1 until its plugging.

Certain oil and gas wells we own are operated by SPI Operations LLC, in which Ms. Hamilton owns a 1/3rd interest.  Under the arrangement with SPI Operations LLC, it billed us, during the fiscal years ended July 31, 2011, 2010 and 2009, $2,239, $157, and ($310), respectively.  Amounts paid during the fiscal years ended July 31, 2011, 2010 and 2009 were $0, $0, and $44,836,  respectively.

Prior to the Acquisition, Mr. Steinocher and Ms. Hamilton made several loans to the Acquired Entities through entities they controlled.  As of July 31, 2011, 2010, and 2009, we had loans payable plus accrued interest owed to these entities in the amount of $550, $58,774, and $65,751, respectively.  The loans made in December 2005, October 2007, October 2008, and March 2009 provided working capital for operations and each accrued interest rates varying from 0% to 4% per year.  Effective February 28, 2011, we issued 848,918 shares of our common stock in settlement of all principal and accrued interest in the amount of $59,424 then outstanding under these loans, other than the loan still outstanding in the amount of $550.  Since the beginning of our fiscal year ended July 31, 2009 through our fiscal year ended July 31, 2011, the largest aggregate amount of principal outstanding under these loans was $66,436.  Furthermore, during this period, we made principal payments totaling $7,134 and interest payments totaling $433.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which has requirements that a majority of our Board of Directors be independent.  With only two members, the entire Board of Directors functions as and performs the duties and responsibilities typically carried out separately by committees.  We evaluate independence pursuant to the standards for director independence adopted by Nasdaq.  Neither Ronnie L. Steinocher nor Lisa P. Hamilton, the two current members of our Board of Directors, are considered independent under Nasdaq Rule 5605(a)(2).  Additionally, Michael Maguire, who served as a member of our Board of Directors during the fiscal year ended July 31, 2010 until his resignation on February 28, 2010, was not considered independent under Nasdaq Rule 5605(a)(2).  However, Lou Schiliro, who served as a member of our Board of Directors during the fiscal year ended July 31, 2010 until his resignation on February 28, 2010, was considered independent under Nasdaq Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the last three fiscal years ended July 31, 2011, 2010 and 2009, are set forth in the table below:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
Fee Category	July 31, 2011	July 31, 2010	July 31, 2009

Audit fees (1)	$50,060	$36,185	$-
Audit-related fees (2)	-	-	88,390
Tax fees (3)	-	-	-
All other fees (4)	-	-	-
Total fees	$50,060	$36,185	$88,390

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	There were no tax fees incurred during the years ended July 31, 2011, 2010, and 2009.
(4)	There were no other fees incurred during the years ended July 31, 2011, 2010 and 2009.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by the principal accountant during the last two fiscal years and concluded that such services were compatible with maintaining the auditors’ independence.  All audit and non-audit services performed by our principal independent accountant are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Balance Sheets as of July 31, 2011 and 2010.
Consolidated Statements of Operations for the years ended July 31, 2011 and 2010.
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended July 31, 2011 and 2010.
Consolidated Statements of Cash Flows for the years ended July 31, 2011 and 2010.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits
Exhibit No.	Description

2.1
Agreement and Plan of Merger by and between Baron Energy, Inc., a Nevada corporation, Esconde Resources, Inc., a Texas corporation, Permian Legend Petroleum, Inc., a Texas corporation and Pertex Acquisition, Inc., a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.1)

2.2
Plan of Merger by and between Esconde Resources Inc., a Texas corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.2)

2.3
Plan of Merger by and between Permian Legend Petroleum Inc., a Texas corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.3)

2.4
Plan of Merger by and between Baron Energy, Inc., a Nevada corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.4)

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 3.1).

3.1.1	Amendment to Articles of Incorporation of the Registrant effective June 26, 2012.

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 3.2)

10.1
Promissory Note by and between Esconde Resources LP and Lavaca Energy LLC dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.1)

10.2
Promissory Note by and between Esconde Resources LP and Pierce-Hamilton Energy Partners LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.2)

10.3
Promissory Note by and between Esconde Resources LP and PWH Resources LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.3)

10.4
Promissory Note by and between Esconde Resources LP and SJM Family LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.4)

10.5
Non-Negotiable Promissory Note by and between Esconde Resources LP and Jerry E. Polis Family Trust dated March 1, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.5)

10.6
Non-Negotiable Promissory Note by and between Esconde Resources LP and Jerry E. Polis Family Trust dated April 1, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.6)

10.7
Term Note by and between Esconde Resources LP and Charles Darter, Jr. September 28, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.7)

10.8
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Esconde Resources LP and Charles W. Darter, Jr. dated September 28, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.8)

10.9
Loan Agreement by and between BaseLine Capital, Inc., Esconde Resources LP, and Esconde Energy LLC dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.9)

10.10
Promissory Note No. 1 by and between Esconde Resources LP and BaseLine Capital, Inc., dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.10)

10.11
Promissory Note No. 2 by and between Esconde Resources LP and BaseLine Capital, Inc., dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.11)

10.12
Subordination Agreement by and among BaseLine Capital, Inc., Esconde Resources LP, Esconde Energy LLC and American State Bank dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.12)

10.13
Guaranty Agreement by and between Esconde Energy, LLC and BaseLine Capital, Inc. dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.13)

10.14
Loan Agreement by and between Esconde Energy, LLC, Esconde Resources LP, and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.14)

10.15
Term Note by and between Esconde Resources LP and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.15)

10.16
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Esconde Resources LP and American State Bank dated September 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.16)

10.17
Guaranty Agreement by and between Esconde Energy, LLC and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.17)

10.18
First Amendment to Loan Agreement by and between Esconde Resources LP and American State Bank dated December 28,2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.18)

10.19
First Modification and Amendment of Term Note by and between Esconde Resources LP and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.19)

10.20
Letter Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.20)

10.21
First Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated October 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.21)

10.22
Second Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated January 2, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.22)

10.23
Third Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated March 17, 2009, effective as of February 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.23)

10.24
Fourth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated May 15, 2009, effective May 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.24)

10.25
Fifth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated October 15, 2009, effective July 15, 2009  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.25)

10.26
Sixth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.26)

10.27
Term Note  by and between Permian Legend Petroleum LP and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.27)

10.28
Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.28)

10.29
Second Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated January 2, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.29)

10.30
Third Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated March 17, 2009, effective February 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.30)

10.31
Fourth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated May 15, 2009, effective May 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.31)

10.32
Fifth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2009, effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.32)

10.33
Sixth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.33)

10.34
Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.34)

10.35
Guaranty Agreement by and between Permian Legend LLC and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.35)

10.36
Guaranty Agreement by and between Lisa P. Hamilton and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.36)

10.37
Guaranty Agreement by and between Ronnie L. Steinocher and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.37)

10.38
Guaranty Agreement by and between Permian Legend LLC and American State Bank dated October 15, 2009, but effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.38)

10.39
Guaranty Agreement by and between Lisa P. Hamilton and American State Bank dated October 15, 2009, but effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.39)

10.40
Guaranty Agreement by and between Ronnie L. Steinocher and American State Bank dated October 15, 2009, but effective July y15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.40)

10.41
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Permian Legend Petroleum LP and American State Bank dated May 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.41)

10.42
First Amendment to Deeds of Trust, Mortgages, Security Agreements, Assignment of Production and Financing Statements by and between Permian Legend Petroleum LP and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.42)

10.43
Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.43)

10.44
Consent and First Amendment to Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated October 31, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.44)

10.45
Second Amendment to Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated September 30, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.45)

10.46
Promissory Note by and between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.46)

10.47
Security Agreement between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.47)

10.48
Memorandum of Assignment by and between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.48)

10.49
Subordinated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP, and Karl J. Reiter, Trustee  dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.49)

10.50
Subordination Agreement by and among BaseLine Capital, Inc., Permian Legend Petroleum LP, Permian Legend LLC and American State Bank dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.50)

10.51
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Permian Legend Petroleum LP, Allen Pruitt and American State Bank August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.51)

10.52
Loan Agreement by and between Baron Energy, Inc., Ronnie L. Steinocher, Lisa P. Hamilton, Pierce-Hamilton Energy Partners LP, and American State Bank dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.1)

10.53
$550,000 Term Note dated May 1, 2010 from Baron Energy, Inc. in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.2)

10.54
$450,000 Term Note dated May 1, 2010 from Baron Energy, Inc. in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.3)

10.55
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Borden, Garza, and Scurry Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.4)

10.56
Subordinated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Jones, Runnels, and Taylor Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.5)

10.57
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Jones, Runnels, and Taylor Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.6)

10.58
Subordinate Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Borden, Garza, and Scurry Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.7)

10.59	Form of Guaranty Agreement in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.8)

10.60	Form of Stock Pledge Agreement and Security Agreement with American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.9)

10.61
Amended, Restated and Consolidated Term Note by and between Baron Energy, Inc. and Newton Energy, Inc. dated August 31, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2010 as Exhibit 10.1)

10.62
Assignment and  Bill of Sale dated December 21, 2010 by and between Baron Energy, Inc. and the McCabe Family Trust (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2010 as Exhibit 2.1)

10.63
Assignment and  Bill of Sale dated December 21, 2010 by and between Baron Energy, Inc. and the Rochford Living Trust (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2010 as Exhibit 2.2)

10.64
Common Stock Purchase Warrant of Baron Energy, Inc. in the name of Sunrise Securities Corp. dated February 22, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2011 as Exhibit 4.1)

10.65
Engagement Letter Agreement between Baron Energy, Inc. and Sunrise Securities Corp. dated February 21, 2011 and entered into on February 22, 2011  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2011 as Exhibit 10.1)

10.66
Debt settlement letter between Baron Energy, Inc. and Lavaca Energy LLC dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.1)

10.67
Debt settlement letter between Baron Energy, Inc. and PWH Resources LP dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.2)

10.68
Debt settlement letter between Baron Energy, Inc. and SJM Family L.P. dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.3)

10.69
Debt settlement letter between Baron Energy, Inc. and Pierce-Hamilton Energy Partners LP dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.4)

10.70
Assignment and Bill of Sale by and between Baron Energy, Inc. and Pronto Limited, effective as of May 1, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.1)

10.71
First Amended and Restated Loan Agreement dated April 27, 2011 by and between Baron Energy, Inc. and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.2)

10.72
$100,000 Promissory Note dated April 27, 2011 from Baron Energy, Inc. in favor of BaseLine Capital, Inc.   (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.3)

10.73
First Amended and Restated Subordination Agreement dated April 27, 2011 by and between Baron Energy, Inc., Newton Energy, Inc., and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.4)

10.74
Security Agreement dated April 27, 2011 by and between Baron Energy, Inc. and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.5)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Reserve reports of W.D.Von Gonten, & Company as of July 31, 2011

* Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARON ENERGY, INC.

Dated: August 10, 2012	By:	/ s/ Ronnie L. Steinocher
Ronnie L. Steinocher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronnie L. Steinocher	Chief Executive Officer and Director	August 10, 2012
Ronnie L. Steinocher	(Principal Executive Officer)

/s/ Lisa P. Hamilton	Chief Financial Officer and Director	August 10, 2012
Lisa P. Hamilton	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors
Baron Energy, Inc.
San Marcos, Texas

We have audited the consolidated balance sheets of Baron Energy, Inc. as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baron Energy, Inc. at July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a limited operating history, historical recurring losses, and has limited available funds.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 10, 2012

BARON ENERGY, INC.
Consolidated Balance Sheets

	July 31,	July 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$27,113	$23,802
Accounts receivable - oil and gas	81,441	51,250
Accounts receivable - joint interest billings	23,388	—
Prepaid expenses	18,137	—
TOTAL CURRENT ASSETS	150,079	75,052
PROPERTY AND EQUIPMENT
Oil and gas properties using the successful efforts method of accounting, net	447,183	1,096,192
Property and equipment, net	8,711	8,239
Restricted cash and deposits	55,359	54,138

TOTAL ASSETS	$661,332	$1,233,621

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$535,998	$593,493
Accrued expenses	1,035,844	823,892
Accounts payable and accrued expenses - related parties	193,712	542,310
Notes payable - current portion	1,405,576	2,476,610
Notes payable - related parties	550	77,614
Production payable	122,326	122,326
Total current liabilities	3,294,006	4,636,245
Notes payable-non-current portion, net of $50,000 discount	673,196	—
Asset retirement obligations	272,040	215,560
TOTAL LIABILITIES	4,239,242	4,851,805

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized,
50,151,477 and 42,905,085 shares issued and outstanding,
as of July 31, 2011 and July 31, 2010	50,151	42,905
Additional paid-in capital	3,914,969	3,195,992
Accumulated deficit	(7,543,030)	(6,857,081)
TOTAL STOCKHOLDERS' DEFICIT	(3,577,910)	(3,618,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$661,332	$1,233,621

See accompanying notes to these consolidated financial statements.

BARON ENERGY, INC.
Consolidated Statements of Operations

	Years Ended
	July 31,
	2011	2010

OIL AND GAS REVENUES	$736,940	$533,508

COSTS AND OPERATING EXPENSES:
Lease operating expenses	463,943	413,069
Depreciation, depletion, amortization and accretion	105,766	111,784
Impairment of oil and gas properties	132,562	282,785
Gain on sale of oil and gas properties	(660,322)	(342,776)
General and administrative	989,162	2,313,186
Total costs and operating expenses	1,031,111	2,778,048

OPERATING LOSS	(294,171)	(2,244,540)

OTHER (INCOME) EXPENSE:
Interest (income) expense, net	391,778	607,540
Total other (income) expenses	391,778	607,540

NET LOSS BEFORE INCOME TAXES	(685,949)	(2,852,080)

Income taxes	—	—

NET LOSS	$(685,949)	$(2,852,080)

LOSS PER COMMON SHARE - Basic and diluted	$(0.02)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	45,417,237	30,729,105

See accompanying notes to these consolidated financial statements.

BARON ENERGY, INC.
Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2009	20,000,000	$20,000	$1,773,920	$(4,005,001)	$(2,211,081)

Distribution of investment in Sierra Investment Partners LP prior to reverse merger			(216,000)		(216,000)

Partnership units issued for compensation prior to reverse merger			662,500		662,500

Common stock issued for recapitalization	20,000,000	20,000	64,904	—	84,904

Common stock issued for cash at $0.25 per share	500,000	500	123,000	—	123,500

Common stock issued for services	1,297,650	1,298	549,702	—	551,000

Common stock issued for loan extension	807,435	807	161,043	—	161,850

Common stock issued for conversion of trade payables	300,000	300	76,923	—	77,223

Net loss	—	—	—	(2,852,080)	(2,852,080)
Balance at July 31, 2010	42,905,085	42,905	3,195,992	(6,857,081)	(3,618,184)

Common stock issued for services	1,122,132	1,122	80,245	—	81,367

Common stock issued in lieu of salaries	5,413,224	5,413	394,587	—	400,000

Common stock issued for loan settlement	1,126,421	1,126	77,723	—	78,849

Common stock issued for acquisition of oil and gas properties	300,000	300	23,700	—	24,000

Common stock issued for conversion of trade payables	534,615	535	34,215	—	34,750

Common stock warrants issued for services	—	—	107,257	—	107,257

Cancellation of common shares	(1,250,000)	(1,250)	1,250	—	—

Net loss	—	—	—	(685,949)	(685,949)
Balance at July 31, 2011	50,151,477	$50,151	$3,914,969	$(7,543,030)	$(3,577,910)

See accompanying notes to these consolidated financial statements.

BARON ENERGY, INC.
Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(685,949)	$(2,852,080)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion, amortization and accretion	105,766	111,784
Stock-based compensation	588,624	551,000
Partnership units issued for compensation	-	662,500
Impairment of oil and gas properties	132,562	282,785
Gain on sale of oil and gas properties	(660,322)	(342,776)
Shares issued for loan extension	-	161,850
Amortization of debt discount	50,000	17,769
Amortization of deferred financing costs	1,945	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(30,191)	680
Accounts receivable – joint interest billings	(23,388)	-
Prepaid expenses	(8,271)	-
Accounts payable	(723)	472,147
Accrued expenses	217,205	438,709
Accounts payable and accrued expenses - related party	(346,813)	114,886
Net cash used in operating activities	(659,555)	(380,746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash and deposits	(1,221)	(3,802)
Proceeds from sale of oil and gas properties	1,147,800	481,250
Purchase of oil and gas properties	(61,858)	1,828
Purchase of property and equipment	(4,521)	(9,886)
Payments for abandonment of wells	(30,410)	-
Net cash provided by investing activities	1,049,790	469,390
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	123,500
Proceeds from notes payable	176,750	109,886
Repayments of notes payable	(563,674)	(391,810)
Repayments of notes payable - related party	-	(7,853)
Additions to production payable	-	13,206
Net cash used in financing activities	(386,924)	(153,071)
INCREASE (DECREASE) IN CASH	3,311	(64,427)
CASH, BEGINNING OF YEAR	23,802	88,229
CASH, END OF YEAR	$27,113	$23,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$199,293	$192,080
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for reverse merger	$-	$20,000
Cancellation of common shares	$1,250	$4,350
Deferred financing costs and other loan fees	$39,086	$-
Debt discount for back-in option on note payable	$100,000	$-
Divestiture of investment in Sierra Investment Partners, LP	$-	$216,000
Common stock issued for acquisition of oil and gas properties	$24,000	$-
Asset retirement obligation costs and liabilities	$87,756	$-
Common stock issued for conversion of trade payables	$34,750	$77,223
Common stock issued for loan settlement – related parties	$78,849	$-

See accompanying notes to these consolidated financial statements.

BARON ENERGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended July 31, 2011 and 2010

NOTE 1 – ORGANIZATION, MERGER AND BASIS OF PRESENTATION

Organization

Baron Energy Inc. (the “Company” or “Baron”) was incorporated as Nevwest Explorations Corp. in the State of Nevada on July 24, 2007 to engage in the acquisition, exploration and development of natural resource properties. Effective September 2, 2008, the Company name was changed from Nevwest Explorations Corp. to Baron Energy, Inc.

Basis of Presentation

The accompanying consolidated financial statements of Baron have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC.

The acquisition of the Acquired Entities was accounted for as a Reverse Merger whereby Baron issued 50% of its shares to acquire all of the shares of Esconde and Permian resulting in a change in control in which the former holders of the Combined Partnerships became the controlling shareholders, directors and management of Baron. The Reverse Merger is being accounted for as a “Reverse Acquisition” in which the Combined Partnerships are deemed to be the accounting acquirer (“Acquirer”) and Baron is deemed to be the accounting acquiree (“Acquiree”). Accordingly, the assets and liabilities and the historical operations reflected in the financial statements contained herein are those of the Combined Partnerships prior to the Reverse Merger and were recorded at the historical cost basis of the Combined Partnerships.  The financial statements after completion of the Reverse Merger include the assets and liabilities of the Combined Partnerships and the Acquiree, and the historical operations of the Combined Partnerships and the Acquiree and its subsidiaries from the closing date of the Reverse Merger. In accordance with ASC 805, the assets and liabilities of the Acquiree at the date of the acquisition have been recorded at fair value.

Merger

Conversion of Partnerships to Corporations

On February 22, 2010 the Company completed its acquisition of Esconde Resources LP (“Esconde LP”) and Permian Legend Petroleum LP (“Permian LP”), hereinafter collectively referred to as the “Combined Partnerships.”  The Combined Partnerships were commonly controlled private entities organized in the State of Texas that were managed by the current officers and directors of Baron.

Immediately prior to the acquisition, the respective partnership interests in Esconde LP and Permian LP were converted into Esconde Resources, Inc. (“Esconde”), a Texas corporation, and Permian Legend Petroleum, Inc. (“Permian”), a Texas corporation, collectively, the “Acquired Entities.”  Pertex Acquisition, Inc. (“Merger Sub”), a Texas corporation and wholly-owned subsidiary of the Company consummated the acquisition pursuant to an Agreement and Plan of Merger dated February 19, 2010 (the “Merger Agreement”) between the Acquired Entities and Baron (the “Merger”).  The assets acquired in the Merger included approximately 3,100 gross acres and oil and gas working interests located in the Permian Basin of west Texas and the counties of Borden, Garza, Jones, Runnels, Scurry, and Taylor.

Exchange of Shares for Shares of Baron Common Stock

In conjunction with the Merger Sub share exchange with the Company, 4,350,000 shares of issued and outstanding common stock (8,700,000 shares pre-reverse split) of Baron as the Acquiree, par value $0.001 per share, were cancelled and returned to the Company.  After reflecting the shares cancelled, the Acquiree had a total of 20,000,000 shares outstanding prior to the Merger.

Immediately following the Merger, a total of 40,000,000 shares of Baron common stock (80,000,000 shares pre-reverse split) were issued and outstanding.  The 20,000,000 shares of common stock issued in the Merger for the Esconde and Permian oil and gas assets represented 50% ownership in Baron.

Under the terms of the Merger Agreement, at the closing of the Merger:

•
all of the issued and outstanding shares of common stock of Esconde were converted into and exchanged for an aggregate 10,000,000 shares of common stock (20,000,000 Baron shares pre-reverse split) in Baron, par value $0.001 per share. There were no issued and outstanding options or other convertible securities convertible into common stock of Esconde.

•
all of the issued and outstanding shares of common stock of Permian were converted into and exchanged for an aggregate 10,000,000 shares of common stock (20,000,000 Baron shares pre-reverse split) in Baron, par value $0.001 per share. There were no issued and outstanding options or other convertible securities convertible into common stock of Permian.

Obligations Assumed in Connection with Baron Merger

As a result of the Merger Agreement, Baron assumed the following obligations:

(1) The obligations in the amount of $729,724 of Permian LP under the Loan Agreement between Permian LP and American State Bank (“ASB”) dated as of August 1, 2008, as amended (the “Permian Loan Agreement”); and

(2) The obligations in the amount of $271,282 of Esconde LP under the First Modification and Amendment of Term Note of ASB dated December 15, 2009 (the “Esconde Loan Agreement” and, together with the Permian Loan Agreement, the “Assumed Loan Documents”).

NOTE 2 – GOING CONCERN

In the course of our development and well reactivation initiatives, we have sustained losses and expect such losses to continue until such time that we reach critical mass and at least through the next twelve months.   We expect to finance our operations primarily through future financings. However, there exists substantial doubt about our ability to continue as a going concern, because we will be required to obtain additional capital in the future to continue our operations, and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months.

Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas well re-activation activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, on terms and conditions that are acceptable.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

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

The consolidated financial statements are based on a number of significant estimates including the selection of the useful lives for property and equipment, asset retirement obligations and the oil and gas reserve quantities which are the basis for the calculations of depreciation, depletion, and impairment of oil and gas properties and equipment. The Company's reserve quantities are determined by an independent petroleum engineering firm. However, management emphasizes that estimated reserve quantities are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Accordingly, the Company's estimates are expected to change as future information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At July 31, 2011 and 2010, cash and cash equivalents include cash on hand and cash in depository institutions and commercial banks. Balances were FDIC insured during 2011 and 2010.

Restricted Cash

As of July 31, 2011 and 2010, the Company had $55,359 and $54,138, respectively, of restricted cash in the form of a certificate of deposit which was classified as a long-term asset. The restricted cash serves as collateral for an irrevocable documentary blanket letter of credit ("LOC") in favor of the Railroad Commission of Texas (the "Commission"). The LOC serves as a bond for the asset retirement obligations associated with the Company’s oil and gas properties. The LOC must be renewed annually and continued in effect until the conditions of the bond have been met or its release is approved by the Commission or its authorized delegate.

Accounts Receivable

Substantially, all of the Company's accounts receivable consists of accrued revenues from oil and gas sales for the years ended July 31, 2011 and 2010 sold to third party companies in the oil and gas industry and from joint interest owners. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the oil and gas industry. In determining whether or not to require collateral from a purchaser or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings and credit ratings. Historically, the Company has not required collateral from a purchaser or joint interest owner since credit losses incurred by the Company on receivables have not been significant.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of July 31, 2011 and 2010, no allowance for doubtful accounts has been recorded.

Concentration of Credit Risk

Financial instruments that subject the Company to concentration of cash and credit risk consist of accounts receivable. All of the Company's cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that their cash and cash equivalents exceed amounts covered by the FDIC; however, the Company has not experienced any losses in such accounts. In management's opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Sales to one purchaser comprised 72% of the Company's total oil and gas revenues for the year ended July 31, 2011; sales to two purchasers comprised 66% and 27% of the Company's total oil and gas revenues for the year ended July 31, 2010. At July 31, 2011, the Company's accounts receivable balance included a receivable from one purchaser which constituted 92% of the total balance. The related amount was collected in August 2011.  At July 31, 2010, the Company's accounts receivable balance included a receivable from two purchasers which constituted 66% and 22% of the total balance. The related amounts were collected between August 2010 and October 2010.   The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company's production, there are a substantial number of alternative buyers for their production at comparable prices.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized. Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis.

Long-lived assets that are held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. Fair value is determined by reference to the present value of estimated future cash flows of such properties.  All of the Company's leaseholds and mineral interests are proved.

Asset Retirement Obligation

The Company recognizes a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizes an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Revenue Recognition

The Company has working interests in various oil and gas properties which constitute their primary source of revenue. The Company recognizes oil and gas revenue from their interests in producing wells as oil and gas is sold from those wells. The Company follows the “sales method” of accounting for oil and natural gas revenue, so they recognize revenue on all natural gas or crude oil sold to purchasers in accordance with their proportionate ownership in the property. When natural gas sales volumes exceed the Company's entitled share and the accumulated overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Historically, sales volumes have not materially differed from the Company's entitled share of natural gas production and the Company did not have a material imbalance position in terms of volumes or values at July 31, 2011 and 2010.

Loss per Common Share

Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.  Shares of common stock issuable upon exercise of 1,250,000 warrants have been excluded from the calculation of diluted loss per common share for the year ended July 31, 2011, because the inclusion of such securities would be anti-dilutive.  There were no dilutive securities outstanding as of the year ended July 31, 2010.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable, accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.
The three-level hierarchy for fair value measurements is defined as follows:

* Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

* Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or

* Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, July 31, 2011, and through the date when the consolidated financial statements were issued.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that they will be required to adopt in the future are summarized below.

Proved Oil and Gas Reserves

On January 1, 2009, the Company adopted the accounting guidance applicable to SEC registrants with respect to Rule 4-10(a) of SEC Regulation S-X regarding proved oil and gas reserves which are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., average price in preceding 12 months. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

(i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves;” (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects.

Modernization of Oil and Gas Reporting

In December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting,” which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves.

Business Combinations

On August 1, 2009, the Company adopted the accounting guidance under ASC Topic 805 (“ASC 805”) on business combinations, (formerly SFAS No. 141 (R), “Business Combinations” which replaced SFAS No. 141, “Business Combinations”). ASC 805 retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of ASC 805 did not have a material impact on the Company's consolidated financial statements. The provisions of ASC 805 will be applied at such time when measurement of a business acquisition is required.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - OIL AND GAS PROPERTIES

Acquisition of Oil and Gas Properties

On August 1, 2007, Permian LP acquired various properties located in Jones, Taylor, Haskell, Nolan, and Runnels Counties, Texas from Greasewood Oil Company, et al (the “Greasewood Properties” for cash consideration of $2,000,000, subject to customary post-closing adjustments, of which $1,550,000 was funded via a loan from American State Bank (“ASB”), $350,000 funded via a loan with BaseLine Capital, Inc. (“BaseLine”), and the remaining $100,000 was paid in cash.

Under the terms of the loan agreement between BaseLine and Permian LP, upon full payment to BaseLine of any and all principal, interest and other costs under the loan agreement (“Payout”), BaseLine had the right to a back-in working interest on the Greasewood Properties, at BaseLine's sole election, of up to 25.00% (the “Back-In”. On April 27, 2011, Baron (as successor-in-interest to Permian LP) and BaseLine entered into a First Amended and Restated Loan Agreement (the “Restated Agreement”). Under the Restated Agreement, BaseLine became entitled to the Back-In upon the earlier to occur of Pay-Out or October 27, 2011. On December 1, 2011, BaseLine exercised their right to back-in on the Shaffer, et al, Shaffer “B,” Shaffer “C,” and Huddleston leases located in Taylor County, Texas. BaseLine has elected to not back-in on the remainder of the Greasewood Properties and has no future option to do so.  Baron has recorded a reduction in the capitalized costs associated with the Greasewood Properties that Baseline elected the Back-In.  Baron used the projected discounted cash flows associated with each of the wells and reduced the capitalized costs up to the principal amount of the Restated Loan Agreement of $100,000.

On May 4, 2011, Baron and Pronto Limited (“Pronto”) entered into an Assignment and Bill of Sale, effective as of May 1, 2011 (the “Bill of Sale”). Pursuant to the Bill of Sale, Baron purchased all of Pronto's working interests and a 75% net revenue interest in the Kirkpatrick “69” Lease, and all of Pronto's interests in the Salt Water Disposal Agreement relating to the Kirkpatrick 68-1 well, both of which are located in Garza County, Texas. Baron paid Pronto a total purchase price of $59,000 for the assets, consisting of $35,000 in cash and 300,000 shares of common stock valued at $24,000 based on the closing stock price on date of grant.

Sale of Oil and Gas Properties

On October 27, 2009, and effective October 1, 2009, Permian LP sold all of its interests in two leases located in Haskell County, Texas to SPA PETCO OSU LLC for a total cash consideration of $500,000. The Company recognized a gain on the sale of $342,776 during the year ended July 31, 2010, computed as follows:

July 31, 2010

Gross proceeds from sale	$500,000
Carrying value of oil and gas properties	(226,749)
Transaction costs	(18,750)
Extinguishment of asset retirement obligations	88,275
Net gain on sale	$342,776

Simultaneously, BaseLine exercised the Back-In in the two leases. Accordingly, Permian LP recorded the Back-In as additional interest expense on the note payable to BaseLine and paid BaseLine $125,000 of the proceeds for the working interests. Permian LP received $375,000 in net cash proceeds which was used to repay the New Permian Note.

In October 2010, the Company’s interest in the Post-Montgomery lease was sold for approximately $25,000, net to the Company.  On December 21, 2010, Baron executed two identical Assignments and Bills of Sale (collectively, the “Assignments”) with each of the McCabe Family Trust (“McCabe”) and the Rochford Living Trust (“Rochford” and together with McCabe, the “Trusts”) for all of Baron's non-operated working interests in oil and gas leases in Borden and Garza Counties, Texas and certain non-operated working interests in oil and gas leases in Scurry County, Texas (collectively, the “Working Interests”). In addition to the Working Interests, the Trusts also acquired all of Baron's right, title and interest in all contracts, agreements, real and personal property, easements, equipment, fixtures, licenses, approvals, permits, hydrocarbons, and other minerals associated with, produced from, and/or directly related to the Working Interests (“Purchased Property”). The Trusts paid Baron $1.18 million in cash for the Purchased Property. $387,000 of the proceeds were utilized to partially repay the Newton Note. The Working Interests had been previously substantially impaired.   Accordingly, Baron recorded a gain of $660,322 on the sale of these properties during the year ended July 31, 2011, computed as follows.

July 31, 2011

Gross proceeds from sale	$1,205,000
Carrying value of oil and gas properties	(509,947)
Transaction costs	(57,200)
Extinguishment of asset retirement obligations	22,469
Net gain on sale	$660,322

On December 6, 2011, and effective December 1, 2011, and pursuant to the terms of BaseLine Note 4, BaseLine elected to back-in to a 25% working interest in the Company’s Ashton Lease, Runnels County, Texas, and the Huddleston, Shaffer, et al, Shaffer “B,” and Shaffer “C” Leases, in Taylor County, Texas.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Capitalized costs and accumulated depreciation, depletion, amortization, and impairment as of July 31, 2011 and 2010 are as follows:

	July 31, 2011	July 31, 2010

Proved oil and gas properties	$2,275,989	$3,686,943
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and impairment	(1,828,806)	(2,590,751)
	$447,183	$1,096,192

Depletion and depreciation expense for the Company's oil and gas properties were $105,766 and $111,784 for the years ended July 31, 2011 and 2010, respectively.

During the years ended July 31, 2011 and 2010, impairment charges on oil and gas properties totaled $132,562 and $282,785, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses to related parties for the year ended July 31, 2011 and 2010 were $193,711 and $542,310, respectively. The accounts payable and accrued expenses of related parties are as follows:

	July 31, 2011	July 31, 2010

Permian Legend LLC	$159,814	$475,491
Other related parties	33,898	65,344
Accrued interest	-	1,475
	$193,712	$542,310

Permian Legend LLC (“Permian LLC”) is general partner for Permian LP. Permian LLC served as operator on all oil and gas properties owned by Permian LP. The related party amounts shown above represent billings to Permian LP for the costs of operating the properties and management fees. Permian LLC is controlled by the current management of Baron.

Esconde Energy LLC (“Esconde LLC”) is general partner for Esconde LP. Esconde LLC served as operator on all oil and gas properties owned by Esconde LP. The related party amounts shown above represent billings to Esconde LP for management fees. Esconde LLC is controlled by the current management of Baron.

As of July 31, 2011 and 2010, the Company had loans payable to related parties in the amount of $550 and $77,614, respectively. The loans were issued to provide working capital for operations. The loans bear interest rates varying from 0% to 4% per year and $13,600 of the loans payable matured on April 1, 2006 and are in default. The remainder has no maturity date. On March 11, 2011, Baron issued shares of common stock in settlement of all outstanding principal and interest owed under promissory notes to Lavaca Energy, LLC, Pierce-Hamilton Energy Partners LP, PWH Resources LP, and SJM Family LP.

	July 31, 2011	July 31, 2010

Esconde Energy LLC (1)	$550	$550
Lavaca Energy, LLC (2)	-	3,946
Pierce-Hamilton Energy Partners LP (3)	-	54,806
PWH Resources LP (4)	-	15,592
SJM Family LP (5)	-	2,720
Related party notes and line of credit payable	550	77,614
Less: current portion	(550)	(77,614)
	$-	$-

(1)	Loan payable to “Esconde LLC” dated October 12, 2007. The loan is due upon demand and has no interest rate. Esconde LLC is controlled by the current management of Baron.

(2)
Promissory Note dated December 20, 2005 payable to Lavaca Energy, LLC (“Lavaca”) in the amount of $7,500 bearing interest of 4%, maturing on April 1, 2006 (the “Lavaca Promissory Note”), and other short-term payable to Lavaca due upon demand and having no interest rate. The Company is in default on the Lavaca Promissory Note as of July 31, 2009. On March 11, 2011, Baron and Lavaca executed a debt settlement letter pursuant to which Lavaca settled all outstanding principal and accrued interest on the Lavaca Promissory Note for 59,615 common shares of Baron valued at $4,173. Lavaca is controlled by the current management of Baron.  On March 11, 2011, Baron issued shares of common stock in settlement of the outstanding principal and interest owed under the promissory note to Lavaca Energy, LLC. See also Note 9 for further discussion on issuance of shares.

(3)
Promissory Note dated December 20, 2005 payable to Pierce-Hamilton Energy Partners LP (“Pierce-Hamilton”) bearing interest of 4%;, maturing on April 1, 2006 (the “Pierce-Hamilton Promissory Note”), and other short-term note payable to Pierce-Hamilton upon demand and having no interest rate (the “Pierce-Hamilton Demand Note”).  The Company is in default on the Pierce-Hamilton Promissory Note. On March 11, 2011, Baron and Pierce-Hamilton executed a debt settlement letter pursuant to which Pierce-Hamilton settled all outstanding principal and accrued interest on the Pierce-Hamilton Promissory Note and the Pierce-Hamilton Demand Note for 789,303 common shares of Baron valued at $55,251.  On March 11, 2011, Baron issued shares of common stock in settlement of the outstanding principal and interest owed under the promissory note to Pierce-Hamilton Energy Partners LP. See also Note 9 for further discussion on issuance of shares.

(4)
Promissory Note dated December 20, 2005 payable to PWH Resources LP (“PWH”) bearing interest of 4%, maturing on April 1, 2006 (the “PWH Promissory Note”), and other short-term note payable to PWH due upon demand and having no interest rate (the “PWH Demand Note”). The Company is in default as of July 31, 2009 on the PWH Promissory Note. On March 11, 2011, Baron and PWH executed a debt settlement letter pursuant to which PWH settled all outstanding principal and accrued interest on the PWH Promissory Note and the PWH Demand Note for 232,288 common shares of Baron valued at $16,260. PWH is a managing member of Esconde Energy.  On March 11, 2011, Baron issued shares of common stock in settlement of the outstanding principal and interest owed under the promissory note to PWH Resources LP. See also Note 9 for further discussion on issuance of shares.

(5)
Promissory Note dated December 20, 2005 payable to SJM Family L.P. (“SJM”) in the amount of $5,000 bearing interest of 4%; the note matured on April 1, 2006. The Company is in default on this note as of July 31, 2009. On March 11, 2011, Baron and SJM executed a debt settlement letter pursuant to which SJM settled all outstanding principal and accrued interest on this promissory note for 45,215 common shares of Baron valued at $3,165. SJM is a member of Esconde Energy.  On March 11, 2011, Baron issued shares of common stock in settlement of the outstanding principal and interest owed under the promissory note to SJM Family LP. See also Note 9 for further discussion on issuance of shares.

NOTE 6 - NOTES PAYABLE

Notes payable as of July 31, 2011 and 2010 are as follows:

	July 31, 2011	July 31, 2010

American State Bank ("Baron #1 Note")	$-	$450,000
American State Bank ("Baron #2 Note")	-	522,504
American State Bank ("Baron Truck Note")	-	9,026
BaseLine Capital, Inc. ("BaseLine Note 1")	158,264	158,264
BaseLine Capital, Inc. ("BaseLine Note 2")	293,914	293,914
BaseLine Capital ("BaseLine Note 3")	-	206,691
BaseLine Capital ("BaseLine Note 4")	94,633	-
Charles W. Darter, Jr. ("Darter")	425,000	425,000
Jerry E. Polis Family Trust ("Polis")	361,211	361,211
Newton Energy Note ("Newton Note")	795,750	-
Roger Tichenor convertible note ("Tichenor Note")	-	50,000
Total notes and line of credit payable	2,128,772	2,476,610
Less: current portion	(1,405,576)	(2,476,610)
Long-term portion	$723,196	$-

American State Bank

On September 28, 2006, Esconde LP entered into a term note with ASB in the original amount of $500,000 bearing interest at 1% plus the ASB Rate (the “Esconde Note”) per annum.  The Esconde Note had an original maturity of September 28, 2010 and is currently in default. The Esconde Note is secured by certain of the Company's oil and gas properties and was guaranteed by Esconde Energy. On March 20, 2009, ASB issued a notice of payment default on the Esconde Note.

On September 28, 2006, Esconde LP entered into a revolving line of credit payable to ASB in the original amount of $150,000 bearing interest at 1% plus the ASB Bank Rate (the “Revolver”) per annum, with an original maturity of September 28, 2007. The Revolver is secured by certain of the Company’s oil and gas properties and guaranteed by Esconde Energy. The Revolver was periodically extended as it reached maturity. On March 20, 2009, ASB issued a notice of payment default on the Revolver.

On September 1, 2009, the balance due under the Esconde Note was consolidated with the Revolver and refinanced under a new term note in the amount of $309,682 bearing interest at 2% plus the ASB Rate per annum, but in no event to be less than 6.0%, with a maturity date of December 15, 2009 (the “New Esconde Note”). The New Esconde Note is secured by certain of the Company's oil and gas properties and guaranteed by Esconde Energy.

On December 15, 2009, the interest rate on the New Esconde Note was increased to 2.5% plus the ASB Rate (but in no event to be less than 6.5%) per annum and the maturity date extended to March 1, 2010.

On August 1, 2007, Permian LP entered into a term note payable to ASB in the original amount of $1,600,000 bearing interest at the ASB Rate plus 1.0% (the “Permian #1 Note”) per annum; with a maturity date of August 1, 2008. This note is secured by a first lien on certain of the Company's oil and gas properties and guaranteed by Permian LLC and the current management of Baron.

On May 15, 2008, Permian LP entered into a term note payable to ASB in the original amount of $250,000 bearing interest at the ASB Rate plus 1.0% (the “Permian #2 Note”) per annum with a maturity date of August 1, 2008. This note is secured by a first lien on certain of the Company's oil and gas properties and guaranteed by Permian LLC and the current management of Baron.

On August 1, 2008, Permian LP entered into a new term note payable to ASB in the original amount of $1,675,000 bearing interest at the ASB Rate plus 1.0% per annum which consolidated the Permian #1 Note and the Permian #2 Note (the “New Permian Note”). The New Permian Note originally matured on October 15, 2008. This note is secured by a first lien on certain of the Company's oil and gas properties and guaranteed by Permian LLC and the current management of Baron. The note maturity was extended periodically. On May 1, 2009, the maturity date was extended to July 15, 2009 and the interest rate increased to the ASB Rate plus 2.0%. On May 26, 2009, Permian LP paid $10,000 to ASB for the extension of the maturity date to July 15, 2009.

On October 15, 2009, the maturity date of the New Permian Note was extended from July 15, 2009 to December 15, 2009 and the interest rate increased to the ASB Rate plus 2.5% per annum, but in no event to be less than 6.5%.  No new proceeds were received.

In conjunction with the extension, Permian LP entered into a new term note with ASB, in the original amount of $50,000, dated October 15, 2009, bearing interest at the ASB Rate plus 2.5% per annum, but in no event to be less than 6.5% per annum (the “Second Term Note”). The note provides for a first lien on certain of the Company’s oil and gas properties and is guaranteed by Permian LLC and the current management of Baron.

On December 15, 2009, the maturity date of the New Permian Note and Second Term Note were extended to March 1, 2010. No new proceeds were received.

On March 4, 2010, Baron, as successor-in-interest to the Combined Partnerships, received notice (“Default Notice”) from ASB that Baron was in default of the New Esconde Note, the New Permian Note and the Second Term Note (collectively, the “Assumed Loan Documents”) because amounts were owed under each of the Assumed Loan Documents, which matured on March 1, 2010. Specifically, Baron was notified that $729,724 plus accrued interest was owed under the New Permian Note and Second Term Note and $271,282 plus accrued interest was owed under the New Esconde Note.

In the Default Notice, ABS notified Baron that if all amounts due, plus accrued interest, late charges and attorney's fees were not paid to ASB within 10 days receipt of the Default Notice, ASB would proceed to foreclose on (1) with respect to the New Permian Note and Second Term Note, certain oil and gas properties located in Haskell, Jones, Nolan, Reagan, Runnels and Taylor County, Texas, and (2) with respect to the New Esconde Note, certain oil and gas properties located in Borden, Garza and Scurry County, Texas. Moreover, ASB asserted that if the foreclosure process resulted in any deficiency, it would pursue a deficiency judgment against Baron.

On May 1, 2010, the New Esconde Note was combined with the New Permian Note and the Second Term Note and replaced by two term notes in the original amounts of $550,000 (the “Baron #1 Note”) and $450,000 (the “Baron #2 Note”), both with an interest rate of the ASB Rate plus 2.5% per annum, never to be less than 6.5% per annum, and a maturity date of September 1, 2010. These two term notes are secured by a first lien on Baron's oil and gas properties in Borden, Garza, Scurry, Jones, Runnels, and Taylor Counties, Texas and guaranteed by the current management of Baron.  No new proceeds were received.

On June 23, 2010, Baron assumed an automobile loan in the amount of $9,886 bearing interest at 9.25% per annum (the “Baron Truck Note”). This loan was originally between ASB and Permian LLC on a vehicle used to service Permian LP's oil and gas properties. The note matured on August 13, 2007. On August 31, 2010, proceeds from the Newton Note were utilized to pay this note off in its entirety.

On August 31, 2010, ASB assigned the Baron #1 and the Baron #2 Note with principal balances of $450,000 and $508,334, respectively, and the Baron Truck Note with principal balance of $8,580, to Newton Energy, Inc. (“Newton”). These notes were amended, consolidated, and restated to an amount of $1,006,000 which included the principal balance of all notes, $5,253 in accrued interest, $22,023 in legal fees, $10,060 in interest charges by Newton and $1,751 of cash held in an ASB checking account (the “Newton Note”). The Newton Note has an interest rate of 13.5% and a maturity date of August 25, 2015. Interest only payments of $11,317 are due monthly for the first year. A prepayment penalty totaling $135,810 less interest received to date is to be applied pro rata against any principal payments made in the first year. The Company sold certain oil and gas properties and applied the proceeds as principal payments of $193,500 on December 21, 2010 and January 3, 2011 resulting in penalties of $19,592 and $17,415, respectively. The Newton Note is secured by a first lien on Baron's oil and gas properties in Borden, Garza, Scurry, Jones, Runnels, and Taylor Counties, Texas. There are no guarantees on the Newton Note.

BaseLine Capital Inc.

On September 28, 2006, Esconde LP entered into a promissory note payable to BaseLine in the amount of $175,000 bearing interest of 12% per annum ; maturity on March 28, 2011 (“BaseLine Note 1”). The Company did not pay this note at maturity, the note is in default, and interest is accruing at its default rate of 18% per year. Accordingly, as of July 31, 2011 and 2010, the full outstanding balance of BaseLine Note 1 was included in the current portion of notes payable.

On September 28, 2006, Esconde LP entered into a promissory note payable to BaseLine in the amount of $325,000 bearing interest of 12%; maturity on March 28, 2011 (“BaseLine Note 2”). The Company did not pay this note at maturity, are in default on this note, and interest is accruing at the default rate of 18% per annum .. Accordingly, as of July 31, 2011 and 2010, the full outstanding balance of the BaseLine Note 2 was included in the current portion of notes payable.

Per the terms of BaseLine Note 1 and BaseLine Note 2 (collectively the “BaseLine Esconde Notes”), BaseLine received warrants to purchase a total of 100,000 limited partner units in Esconde LP, exercisable at any time after pay off of the BaseLine Esconde Notes or in the event of a change of control, at an exercise price of $0.0001 per unit. The warrants had an estimated fair value of $99,994 based on the Black-Scholes option pricing model. Esconde LP recorded the fair value of the warrants as a debt discount to the notes. The Company amortized the debt discount using the effective interest method over 58 months at an effective interest rate of 12% per annum .  On February 18, 2010, in consideration for consent to the conversion of Esconde LP into Esconde, Esconde LP agreed to issue 100,000 partnership units to affiliates of its debt holder, BaseLine, in exchange for the cancellation of the warrants. The remaining discount of $17,769 was accelerated and recorded as interest expense.

On August 1, 2007, Permian LP entered into a promissory note payable to BaseLine (“BaseLine Note 3”) in the amount of $500,000 bearing interest of 12% per annum with a maturity date of August 1, 2010. This note is secured by a second lien on the Company's oil and gas properties in Jones, Nolan, Reagan, Runnels, Haskell, and Taylor Counties, Texas (the “Mortgaged Properties”) and guaranteed by Permian LLC. Under the terms of this note, upon full payment, Baseline is entitled to a 25% back-in working interest on the Mortgaged Properties.

At July 31, 2010, the Company was in default on the Baseline Note 3 with interest accruing at its default rate of 18% per annum. Accordingly, as of July 31, 2010, the full outstanding balance of this note payable was included in the current portion of notes payable.

On January 5, 2011, BaseLine notified Baron, as successor-in-interest to the Combined Partnerships, and the senior secured lender, Newton, of its belief that an event of default under the BaseLine Note 3 had occurred based on a recent sale of our rights in several oil and gas properties other than those securing our obligations under BaseLine Note 3 and the associated loan documents.

On March 16, 2011, Baron was served with a copy of a petition filed by BaseLine in the District Court of Midland, Texas 238th Judicial District naming Baron and the senior secured lender, Newton, as defendants (the “Petition”). Under the Petition, BaseLine demanded a judgment in its favor for its actual damages and attorneys' fees and court costs, together with any pre-judgment and post-judgment interest it may be allowed by law.

On April 27, 2011, Baron reached a settlement with BaseLine in which Baron agreed to pay down $106,691 in principal balance and $43,309 in accrued interest on the Baseline Note 3, pay BaseLine legal fees of $15,248, pay outstanding management fees owed to BaseLine in the amount of $9,752 and replace BaseLine Note 3 with a new promissory note in the amount of $100,000 bearing interest at 8.0% and maturing on May 15, 2015 (“BaseLine Note 4”). BaseLine Note 4 settled the litigation described above and the case was dismissed. BaseLine Note 4 is secured by a second lien on the Company’s oil and gas properties in Jones, Runnels, and Taylor Counties, Texas (the “New Mortgaged Properties”). Under the terms of this note, Baseline may elect to back in to a 25% working interest on some or all of the New Mortgaged Properties (the “Back-In”). BaseLine was required to make this election within sixty days after October 27, 2011. On December 1, 2011, Baseline exercised the Back-In for specific properties (see Note 4 - Acquisition of Oil and Gas Properties).

On May 2, 2011, the Newton Note, with a principal balance of $621,000, was amended and restated to increase the amount to $797,750 and the Company pledged its Green Lease, Baylor County, Texas, and its Kirkpatrick 69 and Kirkpatrick 68-1 Leases, Garza County, Texas as additional collateral. The proceeds of $176,750 from the increase in the loan were used to pay the settlement fees to BaseLine as discussed above and $1,750 in additional interest charges incurred for the amended note

Charles W. Darter

On September 28, 2006, Esconde LP entered into a term note payable to Charles W. Darter, Jr. (“Darter”) in the amount of $425,000 bearing interest at 10% per annum with a maturity date of October 15, 2007 (the “Darter Note”). As of July 31, 2011, the note was unpaid. This note was secured by the Company’s' Kirkpatrick and Kildugan oil and gas properties located in Garza County, Texas.

On May 29, 2009, the Company received a notice of demand for payment of the matured note. On September 14, 2009, the Company received a notice of acceleration and demand. No further action has been taken by the lender.

The Company is in default on this note and interest is accruing at the default rate of 18% per year. Accordingly, as of July 31, 2011 and 2010, the full outstanding balance of the Darter Note was included in the current portion of notes payable.

Jerry E. Polis Family Trust

On March 1, 2006, Esconde LP entered into a promissory note payable to the Jerry E. Polis Family Trust (“Polis”) in the amount of $361,111 bearing interest at 12% per annum with a maturity date of August 1, 2009. The Company has not made payments as due and are in default on this note. Accordingly, as of July31, 2011 and 2010, the full outstanding balance of this note payable was included in the current portion of notes payable. No actions have been taken by the lender on the default.

Future Maturities on Notes Payable

At July 31, 2011, maturities on notes payable are as follows:

	Years ending July 31,
	2012	2013	2014	2015	2016	Total

Principal amount	$1,405,576	$206,156	$234,303	$261,431	$21,306	$2,128,772

NOTE 7 - PRODUCTION PAYABLE

On April 1, 2006, Esconde LP entered into a production note payable to Polis in the amount of $125,000 bearing interest at 12% per annum. The principal and accrued interest is to be paid out of at least half of the monthly net cash flows from the Hamlett #1 well located in Scurry County, Texas. The Company has not paid the monthly payments as due and are in default on this note. No actions have been taken by the lender on the default.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

The Company records the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service or acquired. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company's credit-adjusted cost of capital risk-free rate. No market risk premium has been included in the Company's calculation of the ARO balance.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended July 31, 2011 and 2010:

	July 31, 2011	July 31, 2010

Asset retirement obligation - beginning of year	$215,560	$279,164
Reduction for sale of oil and gas properties	(22,468)	(88,275)
Liabilities incurred from drilling	87,756	-
Costs for abandonment of wells	(30,410)	-
Current year accretion	21,602	24,671
Asset retirement obligation - end of year	$272,040	$215,560

NOTE 9 - STOCKHOLDERS' DEFICIT

As of July 31, 2011 and 2010, there were 50,151,477 and 42,905,085 shares respectively, of common stock issued and outstanding.

Transactions of Partnerships Prior to Reverse Merger

As the reverse merger required the Company to record the transaction as a recapitalization, all prior historical activity of Permian and Esconde became the activity of the Company.  Prior to the reverse merger, Permian and Esconde entered into the following transactions which are recorded by the Company:

Compensation

On February 21, 2010, Permian LP issued an additional 4.5 partnership units for a total of 24,.5 outstanding partnership units. The additional units were issued to its Tier 1 limited partners pursuant to the limited partnership agreement. The units were issued and valued at $562,500 based on the most recent cash sale of Permian LP partnership units. Accordingly, the Company recorded this amount as compensation expense in 2010.

On February 18, 2010, in consideration for consent to the conversion of Esconde LP into Esconde, Esconde LP issued 100,000 partnership units to affiliates of its debt holder, BaseLine, in exchange for the cancellation of the outstanding warrants held by BaseLine. The partnership units were valued at $100,000 based on the most recent cash sale of Esconde LP partnership units and were recorded by the Company as compensation expense.

Distribution of Sierra Investment

On February 18, 2010, immediately prior to the Merger, Esconde LP distributed all of its 230,000 partnership units in Sierra Investment Partners, LP to its individual partnership unit holders.  The partnership units were valued at $216,000 based on the cost method and were recorded as a distribution.

Share Payments

During the years ended December 31, 2010 and 2011, the Company issued common stock shares for cash, compensation, services, loan settlements, and property acquisitions, summarized as follows:

	Number of	Fair Value of	Price Range
Description	Shares Issued	Shares Issued (a)	$ / Share
During the year ended July 31, 2010:
Common stock issued for cash at $0.25 per share	500,000	$123,500	0.25
Common stock issued for services	1,297,650	551,000	0.20 – 0.47
Common stock issued for loan extension	807,435	161,850	0.20
Common stock issued for conversion of trade payables	300,000	77,223	0.26
	2,905,085	$913,573
During the year ended July 31, 2011:
Common stock issued for services	1,122,132	$81,367	0.03-0.12
Common stock issued in lieu of salaries	5,413,224	400,000	0.05-0.12
Common stock issued for loan settlement	1,126,421	78,849	0.07
Common stock issued for acquisition of oil and gas properties	300,000	24,000	0.08
Common stock issued for conversion of trade payables	534,615	34,750	0.07
	8,496,392	$618,967
(a) The value was determined based on the closing price of the stock on the date of the grant.

Common stock cancelled

On May 1, 2011, the Company exchanged its ownership interest in the Starr County acreage for 1,250,000 shares of the Company’s outstanding common stock.  The properties had no carrying value at the date of the transaction.  The Company cancelled the shares immediately.

Warrants for Services

During the year ended July 31, 2011, the Company and Sunrise Securities Corp. ("Sunrise") executed an engagement letter agreement (the "Sunrise Agreement") pursuant to which Sunrise would provide financial advisory services in connection with: (1) debt and equity financings; (2) corporate restructuring and acquisitions; and (3) merger/tender offers with targeted acquisition(s). The Company granted Sunrise 1,250,000 warrants.  Each warrant grants the right to purchase one share of the Company's common stock. The Company valued the warrants at $107,257 using the Black-Scholes model.  The warrants had an exercise price of $0.01 per share and an exercise term of 3 years from the date of the grant. The fair value of the warrants granted was estimated at the date of the grant using the Black-Scholes model.  The Company recorded $107,257 in expense for the value of the warrants.  The following are the assumptions were used in the pricing model:

Market value of stock on grant date	$0.09
Risk-free interest rate (1)	5.53%
Dividend yield	0.00%
Volatility factor	149.79%
Weighted average expected life (2)	3.0 years
Expected forfeiture rate	0.00%

(1)	The risk-free rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on the date of the grant.
(2)	Due to a lack of exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

The warrants had an intrinsic value of $62,500 as of July 31, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims, other than those claims described in Note 6 and Note 7, that the Company believes will have a material adverse effect on its business, financial condition or operating results.

Substantially all of the oil and gas properties owned by the Company is pledged as collateral security on its outstanding notes payable. As disclosed in Note 6 and Note 7, substantially all of its notes payable are currently in default and have been classified as current. Except as disclosed above in Note 6 and Note 7, no claim or action has been made by the holders of any of the Company's outstanding debt. Baron, as successor in interest to the Combined Partnerships, may be subject to such claims until it is able to remedy the status of default in each of the notes payable.

NOTE 11 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Until the merger in February 2010, the Company was structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

Significant components of the Company’s deferred tax assets as of July 31, 2011 and 2010 are as follows:

	July 31, 2011	July 31, 2010
Deferred tax assets
Net operating loss carry-forwards	$902,122	$529,086
Impairment of oil and gas properties	141,218	96,147
Valuation allowance	(1,043,340)	(625,233)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the year ended July 31, 2011 and 2010 due to the following:

	July 31, 2011	July 31, 2010

Book loss	$(685,949)	$(2,852,080)
Impairment of oil and gas properties	132,562	282,785
Valuation allowance	553,387	2,569,295
Texas state income tax	-	-
Income tax expense	$-	$-

The Company has net operating loss carry forwards for income tax purposes of approximately $2,483,476 which, if not utilized, will expire in varying amounts between 2027 and 2031. The Company did not a recognize tax benefit for the year ended July 31, 2011 because the potential tax benefit is offset by a valuation allowance of the same amount.

The Company is subject to taxation primarily in the United States and Texas. Although the outcome of the tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, requiring recognition in its financial statements. However, the Company may, from time to time, be assessed interest and/or penalties. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. Annual gross income below $1,000,000 is exempted from the margin tax and hence the Company did not record any Texas state income tax.

NOTE 12 - SUBSEQUENT EVENTS

Share Payments

Subsequent to July 31 2011, the Company issued common stock shares for cash, compensation, services, loan settlements, and property acquisitions, summarized as follows:

	Number of	Fair Value of	Price Range
Description	Shares Issued	Shares Issued (a)	$ / Share

Common stock issued for cash	2,300,000	$115,000	0.05
Common stock issued in lieu of salaries	12,268,841	513,222	0.04 - 0.05
Common stock issued for services	9,264,759	306,939	0.03 – 0.05
Common stock issued for acquisition of oil and gas properties	1,000,000	39,200	0.03 – 0.04
	24,833,600	$974,361

(a) The value was determined based on the closing price of the stock on the date of each respective grant.

Sales of Oil and Gas Interests

On December 6, 2011, and effective December 1, 2011, and pursuant to the terms of Baseline Note 4, BaseLine elected to back-in to a 25% working interest in our Ashton Lease, Runnels County, Texas, and our Huddleston, Shaffer, et al, Shaffer “B,” and Shaffer “C” Leases, Taylor County, Texas.

Increase in Number of Authorized Common Shares

As of June 20, 2012, the Company received written consents approving the authorized share increase from stockholders holding a majority of shares of the Company's outstanding common stock entitled to vote. On June 22, 2012, the Board of Directors of Company approved an increase in the number of authorized shares of the Company's common stock, par value of $0.001, from 75,000,000 to 150,000,000.    On June 25, 2012 the Company filed a Certificate of Amendment to Articles of Incorporation amending Article 4 of the Company's Articles of Incorporation and increasing the number of the Company's authorized shares of common stock, par value of $0.001, from 75,000,000 to 150,000,000.

Participation in Oil and Gas Lease

On April 5, 2012, Baron partnered with Wasp Energy, LLC to participate in the reactivation of up to 48 oil wells located on a 1,200-acre leasehold in Hutchinson County, Texas.  Under the participation agreement, Baron acquired a 40% participating interest in exchange for the issuance of 1,000,000 shares of common stock valued at $30,000 based on the closing price of the stock on the date of the grant.

Additional Financing

On February 2, 2012, Baron entered into three note purchase agreements and received aggregate proceeds in the amount of $99,999 bearing interest at 8% per annum with a maturity date of February 2, 2013.  Accrued interest on the notes is due at maturity. Under the terms of the notes, each of the note holders may elect, at any time after 180 days from February 2, 2012, to convert the outstanding principal amount and unpaid interest thereon in whole or in part into shares of Baron’s common stock at 80% of the average of the three lowest daily closing prices of Baron common stock beginning on the date Baron receives notice of the note holders’ election to convert and ending on and including the date that is five trading days after receipt of said notice.  Notwithstanding, the conversion rate will not be less than $0.005 per common share.  The Company has evaluated the conversion provision of the notes and concluded that they do not contain a derivative feature.  The conversion rate on the notes on the date of issuance was lower than the market value of the common stock, and in accordance with ASC 470-20 “Debt with Conversion and Other Options,” the Company recognized the fair value of the beneficial conversion of the notes.

Beginning February 21, 2012 and March 1, 2012, Baron’s Chief Financial Officer and Executive Vice President advanced a total of $47,000 to the Company to fund working capital requirements.  The advance is due on demand and bears no interest.

On April 3, 2012, Baron entered into a promissory note payable to Newton and received proceeds in the amount of $86,889 bearing interest at 13.5% per annum with a maturity date of October 3, 2015 (“Newton Note 2”).  Interest only payments of $977.50 are due monthly for the first six months.  The Newton Note 2 is secured by a first lien on Baron's oil and gas properties in Borden, Garza, Scurry, Jones, Runnels, and Taylor Counties, Texas.

On April 26, 2012, we were served with a copy of a petition filed by Briley Well Services, Ltd. (“Briley”) in the District Court of Tarrant County, Texas 342nd Judicial District naming us as defendant (the “Briley Petition”).  Under the Petition, Briley demanded a judgment in its favor for services rendered, plus lawful interest and attorney’s fees.  Baron has made an offer of settlement and is awaiting a response from Briley’s attorney.

On May 18, 2012, Baron entered into a promissory note payable to Newton and received proceeds in the amount of $101,000 bearing interest at 13.5% per annum with a maturity date of November 18, 2013 (“Newton Note 3”).  Interest only payments of $1,136.25 are due monthly throughout the term of Newton Note 3 and it is secured by a first lien on Baron's oil and gas properties in Borden, Garza, Scurry, Jones, Runnels, and Taylor Counties.

NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

In December 2008, the Securities and Exchange Commission ("SEC") announced revisions to its regulations on oil and gas reporting. In January 2010, the Financial Accounting Standards Board issued an accounting standards update which was intended to harmonize the accounting literature with the SEC's new regulations. The revised regulations were applied in estimating and reporting our reserves as of July 31, 2011 and 2010.

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by W.D. Von Gonten & Company, independent petroleum engineers.

Future cash inflows for 2011 and 2010 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2011 and 2010 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period and adjusted for location and product quality differences to the year-end quantities of proved reserves. The difference in average versus year end pricing for 2011 versus 2010, respectively, is reflected as a component of change in prices in the table below. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carry-forwards. All of the Company's reserves are located in the United States. For information about the Company's results of operations from oil and gas producing activities, see the consolidated statement of operations.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of "reasonable certainty" be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since July 31, 2011. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company's proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following table sets forth proved oil and gas reserves of the Company, together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended July 2011 and 2010. Units of oil are in barrels (Bbls) and units of gas are in thousands of cubic feet (Mcf). Gas is converted to barrels of oil equivalent (Boe) using a ratio of six Mcf of gas per Bbl of oil.

	Oil & Gas Reserves, Net (Boe)
	For the year	For the year
	ended	ended
	July 31, 2011	July 31, 2010
Total Proved Reserves:
Beginning balance	107,583	127,808
Revisions of previous estimates	56,771	5,937
Extensions and discoveries	-	-
Improved recovery	-	-
Production sales	(8,644)	(7,819)
Purchases of minerals in place	4,042	-
Sales of minerals in place	(58,652)	(18,343)
Ending balance	101,100	107,583
Proved Developed Reserves:
Beginning balance	107,583	127,808
Ending balance	101,100	107,583

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company's proved oil and natural gas properties.

Future income tax expense was computed by applying statutory rates less the effects of tax credits for each period presented to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available net operating loss and percentage depletion carryovers.

The following table sets forth the changes in the standardized measure of future net cash flows discounted at 10% per annum relating to proved reserves for the years ended July 31, 2011 and 2010:

	2011	2010

Future cash inflows	$8,735,868	$7,235,672
Future costs:
Production	(4,070,298)	(3,174,007)
Development	-	-
Income taxes	-	-
Future net cash inflows	4,665,570	4,061,665
10% annual discount for estimated timing of cash flows	(2,081,826)	(1,823,533)
Standardized measure of discounted net cash flows	$2,583,744	$2,238,132

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The following table sets forth the changes in the standardized measure of discounted future estimated net cash flows discounted at 10% per annum:

	2011	2010

Oil and gas sales, net of production costs	$(272,997)	$(120,439)
Net change in sales and transfer prices and in production (lifting) costs
related to future production	281,731	(607,182)
Revisions of previous quantity estimates	783,671	172,645
Accretion of discount	223,813	288,651
Purchases and sales of minerals in place	(670,606)	(382,055)
Net increase (decrease)	345,612	(648,380)
Standardized measure of discounted net cash flows
Beginning of year	2,238,132	2,886,512
End of year	$2,583,744	$2,238,132

The weighted average oil price used in computing the Company's reserves were $90.12 per bbl and $75.76 bbl at July 31, 2011 and 2010, respectively. The weighted average natural gas price used in computing the Company’s natural gas reserves were $4.207 per MMBtu and $4.10 per MMBtu at July 31, 2011 and 2010, respectively.

The data presented should not be viewed as representing the expected cash flow from or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts.

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the year ended July 31, 2011 and 2010, as adjusted, were as follows:

The following table sets forth the results of operations for producing activities for the years ended July 31, 2011 and 2010:

	2011	2010

Revenues	$736,940	$533,508
Production costs	(463,943)	(413,069)
Depreciation, depletion, amortization and impairment	(238,328)	(394,569)
Income taxes	-	-
Results of operations from producing activities (excluding
corporate overhead and interest costs)	$34,669	$(274,130)

CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT

	2011	2010

Proved oil and gas producing properties	$2,275,989	$3,686,943
Unproved oil and gas properties	-	-
Accumulated depreciation, depletion and impairment	(1,828,806)	(2,590,751)
	$447,183	$1,096,192

No.	EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and between Baron Energy, Inc., a Nevada corporation, Esconde Resources, Inc., a Texas corporation, Permian Legend Petroleum, Inc., a Texas corporation and Pertex Acquisition, Inc., a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.1)

2.2
Plan of Merger by and between Esconde Resources Inc., a Texas corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.2)

2.3
Plan of Merger by and between Permian Legend Petroleum Inc., a Texas corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.3)

2.4
Plan of Merger by and between Baron Energy, Inc., a Nevada corporation and Pertex Acquisition, Inc. a Texas corporation dated February 19, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 2.4)

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 3.1).

3.1.1	Amendment to Articles of Incorporation of the Registrant effective June 26, 2012.

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 3.2)

10.1
Promissory Note by and between Esconde Resources LP and Lavaca Energy LLC dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.1)

10.2
Promissory Note by and between Esconde Resources LP and Pierce-Hamilton Energy Partners LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.2)

10.3
Promissory Note by and between Esconde Resources LP and PWH Resources LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.3)

10.4
Promissory Note by and between Esconde Resources LP and SJM Family LP dated December 20, 2005 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.4)

10.5
Non-Negotiable Promissory Note by and between Esconde Resources LP and Jerry E. Polis Family Trust dated March 1, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.5)

10.6
Non-Negotiable Promissory Note by and between Esconde Resources LP and Jerry E. Polis Family Trust dated April 1, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.6)

10.7
Term Note by and between Esconde Resources LP and Charles Darter, Jr. September 28, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.7)

10.8
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Esconde Resources LP and Charles W. Darter, Jr. dated September 28, 2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.8)

10.9
Loan Agreement by and between BaseLine Capital, Inc., Esconde Resources LP, and Esconde Energy LLC dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.9)

10.10
Promissory Note No. 1 by and between Esconde Resources LP and BaseLine Capital, Inc., dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.10)

10.11
Promissory Note No. 2 by and between Esconde Resources LP and BaseLine Capital, Inc., dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.11)

10.12
Subordination Agreement by and among BaseLine Capital, Inc., Esconde Resources LP, Esconde Energy LLC and American State Bank dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.12)

10.13
Guaranty Agreement by and between Esconde Energy, LLC and BaseLine Capital, Inc. dated September 28,2006 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.13)

10.14
Loan Agreement by and between Esconde Energy, LLC, Esconde Resources LP, and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.14)

10.15
Term Note by and between Esconde Resources LP and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.15)

10.16
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Esconde Resources LP and American State Bank dated September 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.16)

10.17
Guaranty Agreement by and between Esconde Energy, LLC and American State Bank dated September 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.17)

10.18
First Amendment to Loan Agreement by and between Esconde Resources LP and American State Bank dated December 28,2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.18)

10.19
First Modification and Amendment of Term Note by and between Esconde Resources LP and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.19)

10.20
Letter Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.20)

10.21
First Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated October 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.21)

10.22
Second Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated January 2, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.22)

10.23
Third Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated March 17, 2009, effective as of February 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.23)

10.24
Fourth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated May 15, 2009, effective May 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.24)

10.25
Fifth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated October 15, 2009, effective July 15, 2009  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.25)

10.26
Sixth Amendment to Loan Agreement by and among Permian Legend Petroleum LP, Permian Legend LLC, Lisa P. Hamilton, Ronnie L. Steinocher, and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.26)

10.27
Term Note  by and between Permian Legend Petroleum LP and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.27)

10.28
Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.28)

10.29
Second Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated January 2, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.29)

10.30
Third Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated March 17, 2009, effective February 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.30)

10.31
Fourth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated May 15, 2009, effective May 1, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.31)

10.32
Fifth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2009, effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.32)

10.33
Sixth Modification and Amendment of Term Note by and between Permian Legend Petroleum LP and American State Bank dated December 28, 2009, effective December 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.33)

10.34
Term Note by and between Permian Legend Petroleum LP and American State Bank dated October 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.34)

10.35
Guaranty Agreement by and between Permian Legend LLC and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.35)

10.36
Guaranty Agreement by and between Lisa P. Hamilton and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.36)

10.37
Guaranty Agreement by and between Ronnie L. Steinocher and American State Bank dated August 1, 2008  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.37)

10.38
Guaranty Agreement by and between Permian Legend LLC and American State Bank dated October 15, 2009, but effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.38)

10.39
Guaranty Agreement by and between Lisa P. Hamilton and American State Bank dated October 15, 2009, but effective July 15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.39)

10.40
Guaranty Agreement by and between Ronnie L. Steinocher and American State Bank dated October 15, 2009, but effective July y15, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.40)

10.41
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Permian Legend Petroleum LP and American State Bank dated May 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.41)

10.42
First Amendment to Deeds of Trust, Mortgages, Security Agreements, Assignment of Production and Financing Statements by and between Permian Legend Petroleum LP and American State Bank dated August 1, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.42)

10.43
Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.43)

10.44
Consent and First Amendment to Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated October 31, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.44)

10.45
Second Amendment to Loan Agreement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP and Permian Legend LLC dated September 30, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.45)

10.46
Promissory Note by and between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.46)

10.47
Security Agreement between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.47)

10.48
Memorandum of Assignment by and between BaseLine Capital, Inc. and Permian Legend Petroleum LP dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.48)

10.49
Subordinated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between BaseLine Capital, Inc., Permian Legend Petroleum LP, and Karl J. Reiter, Trustee  dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.49)

10.50
Subordination Agreement by and among BaseLine Capital, Inc., Permian Legend Petroleum LP, Permian Legend LLC and American State Bank dated August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.50)

10.51
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement by and between Permian Legend Petroleum LP, Allen Pruitt and American State Bank August 1, 2007 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 26, 2010 as Exhibit 10.51)

10.52
Loan Agreement by and between Baron Energy, Inc., Ronnie L. Steinocher, Lisa P. Hamilton, Pierce-Hamilton Energy Partners LP, and American State Bank dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.1)

10.53
$550,000 Term Note dated May 1, 2010 from Baron Energy, Inc. in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.2)

10.54
$450,000 Term Note dated May 1, 2010 from Baron Energy, Inc. in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.3)

10.55
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Borden, Garza, and Scurry Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.4)

10.56
Subordinated Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Jones, Runnels, and Taylor Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.5)

10.57
Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Jones, Runnels, and Taylor Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.6)

10.58
Subordinate Deed of Trust, Mortgage, Security Agreement, Assignment of Production and Financing Statement granted to Mike Marshall, Trustee for the benefit of American State Bank, Borden, Garza, and Scurry Counties, Texas dated May 1, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.7)

10.59	Form of Guaranty Agreement in favor of American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.8)

10.60	Form of Stock Pledge Agreement and Security Agreement with American State Bank (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 8, 2010 as Exhibit 10.9)

10.61
Amended, Restated and Consolidated Term Note by and between Baron Energy, Inc. and Newton Energy, Inc. dated August 31, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 23, 2010 as Exhibit 10.1)

10.62
Assignment and  Bill of Sale dated December 21, 2010 by and between Baron Energy, Inc. and the McCabe Family Trust (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2010 as Exhibit 2.1)

10.63
Assignment and  Bill of Sale dated December 21, 2010 by and between Baron Energy, Inc. and the Rochford Living Trust (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2010 as Exhibit 2.2)

10.64
Common Stock Purchase Warrant of Baron Energy, Inc. in the name of Sunrise Securities Corp. dated February 22, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2011 as Exhibit 4.1)

10.65
Engagement Letter Agreement between Baron Energy, Inc. and Sunrise Securities Corp. dated February 21, 2011 and entered into on February 22, 2011  (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2011 as Exhibit 10.1)

10.66
Debt settlement letter between Baron Energy, Inc. and Lavaca Energy LLC dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.1)

10.67
Debt settlement letter between Baron Energy, Inc. and PWH Resources LP dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.2)

10.68
Debt settlement letter between Baron Energy, Inc. and SJM Family L.P. dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.3)

10.69
Debt settlement letter between Baron Energy, Inc. and Pierce-Hamilton Energy Partners LP dated February 28, 2011, and entered into on March 11, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 17, 2011 as Exhibit 10.4)

10.70
Assignment and Bill of Sale by and between Baron Energy, Inc. and Pronto Limited, effective as of May 1, 2011 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.1)

10.71
First Amended and Restated Loan Agreement dated April 27, 2011 by and between Baron Energy, Inc. and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.2)

10.72
$100,000 Promissory Note dated April 27, 2011 from Baron Energy, Inc. in favor of BaseLine Capital, Inc.   (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.3)

10.73
First Amended and Restated Subordination Agreement dated April 27, 2011 by and between Baron Energy, Inc., Newton Energy, Inc., and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.4)

10.74
Security Agreement dated April 27, 2011 by and between Baron Energy, Inc. and BaseLine Capital, Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2011 as  Exhibit 10.5)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Reserve reports of W.D.Von Gonten, & Company as of July 31, 2011

* Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K